Form 10-Q
period 2011-06-30
Lyons Liquors Inc.
filed 2011-08-12
CIK 1504912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER 333-171148

LYONS LIQUORS, INC.

(Exact Name of small business issuer as specified in its charter)

Nevada	27-1656207
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box 344, Ellenton, Florida 34222

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (941) 932-8234

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 12th, 2011 the issuer had 10,160,000 outstanding shares of Common Stock.

Form 10-Q

June 30, 2011

PART I.

ITEM 1. FINANCIAL INFORMATION

Lyons Liquors, Inc.

(A Development Stage Company)

 Balance Sheets

	June 30, 2011	Sept. 30, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$500	$7736
Total Current Assets	500	7,736
Other Assets:
Deferred Offering Costs	15,000	5,000
Deposits	797	797
TOTAL ASSETS	$16,297	$13,533

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,000	$-
Accrued expenses	36,712	17,212

Total Current Liabilities	40,712	17,212

STOCKHOLDERS' DEFICIT
Common stock - $.001 par value; 75,000,000 shares authorized; 10,160,000 shares issued and outstanding, respectively	10,160	10,160
Additional paid-in capital	15,840	15,840
Deficit accumulated during the development stage	(50,415)	(29,679)
TOTAL STOCKHOLDERS' DEFICIT	(24,415)	(3,679)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,297	$13,533

See accompanying notes to financial statements

LYONS LIQUORS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended June 30, 2011,
Three Months Ended and Inception (December 17, 2009) to June 30, 2010, and
Inception (December 17, 2009) through June 30, 2011
(Unaudited)

Three Months	Three Months	Nine Months
Ended	Ended	Ended	Inception to	Inception to
June 30,	June 30,	June 30,	June 30,	June 30,
2011	2010	2011	2010	2011

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	6,507	4,593	20,736	18,822	50,415

TOTAL OPERATING EXPENSES	6,507	4,593	20,736	18,822	50,415

LOSS BEFORE INCOME TAXES	(6,507)	(4,593)	(20,736)	(18,822)	(50,415)

INCOME TAXES	-	-	-	-	-

NET LOSS	$ (6,507)	$ (4,593)	$ (20,736)	$ (18,822)	$ (50,415)

Net Loss Per Common Share, basic & diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Common Shares Outstanding, basic & diluted	10,160,000	10,130,667	10,160,000	10,076,888

See accompanying notes to financial statements.

Lyons Liquors, Inc.

(A Development Stage Company)

Statements of Cash Flows

Nine Months Ended June 30, 2011,

Inception (December 17, 2009) through June 30, 2010 and

Inception (December 17, 2009) through June 30, 2011 (Unaudited)

	Nine Months Ended June 30, 2011	Inception to June 30, 2010	Inception to June 30, 2011

Cash flows from operating activities Net cash (used in) operating activities	$(7,236)	$(16,007)	$(25,500)

Cash flows from investing activities Net cash provided by (used in) investing activities	-	-	-
Cash flows from financing activities Officer loans	1,500	-	1,500
Common shares issued for cash	-	26,000	26,000
Net cash provided by financing activities	-	26,000	26,000
Net increase (decrease) in cash	(7,236)	9,993	500
Cash – beginning of Period	7,736	-	-
	-	-	-
Cash – end of period	$500	$9,993	$500

Cash paid for: Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to financial statements

Lyons Liquors, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2011

(Unaudited)

(1)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Rule 8.03 of Regulation SX. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements of the Company as of September 30, 2010, and for the year then ended and period from inception through September 30, 2010, including notes thereto.

(2)

Earnings Per Share

The Company calculates net income (loss) per share as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive common stock equivalents are not considered in the computation.

(3)

Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company has no revenues and has incurred net losses through June 30, 2011, aggregating $50,415. In addition, the Company has negative working capital of $40,212 and negative stockholders’ equity of $24,415 at June 30, 2011.

The Company’s ability to continue as a going concern is contingent upon its ability to secure additional financing, increase ownership equity and develop profitable operations. In addition, the Company’s ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing financing for its operations and seeking additional private investments. In addition, the Company is seeking to expand its revenue base. Failure to secure such financing or to raise additional equity capital and to expand its revenue base may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(4)

Accrued Expenses

Accrued expenses consist of amounts incurred from normal operations of the business.  As of June 30, 2011, the Company has accrued $35,212 in compensation payable to its president and CEO. In addition, this officer has advanced the Company $1,500 for working capital purposes.

(5)

Stockholders’ Equity

Common stock

Common Stock includes 75,000,000 shares authorized at a par value of $0.001.

On January 13, 2010, the Company issued 10,000,000 shares of common stock for cash at $0.001 per share for a total value of $10,000 to its founder.

From January through September 2010, the Company issued 160,000 shares of common stock for cash at $0.10 per share or for a value of $16,000, including 100,000 shares for $10,000 to an affiliate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

We are a Nevada Corporation founded in December 17, 2009. We are currently a development stage company looking to enter the B2C retail and liquor industry, specifically we intend to own and operate a premier chain of retail stores. We have not yet commenced operations and currently are in the process of developing our brand and determining the market for our services, developing a business marketing plan and capital formation. Our day to day operations consist of working on these to ensure effective, efficient and timely completion. Once we have raised sufficient capital we will begin our operations. However, there is no guarantee that we will be successful in raising the required capital.

Marketing

The typical customer for our proposed liquor store would vary by product mix: liquor consumers tend to be older, wine consumers older and female, beer consumers younger and male. Men consume more alcohol than women. State alcohol boards regulate advertising and promotion for alcohol to discourage excessive or under-age consumption. As a liquor store we would rely heavily on in-store displays and window signage, and may use newspaper, print, outdoor or radio advertising. State restrictions may limit or prohibit price reduction ads in window signage. Our liquor store would rely on manufacturer advertising to generate awareness or “consumer pull.” Broadcast networks have voluntarily banned hard liquor ads since the 1950s, limiting marketing effectiveness. Tastings help drive store traffic and educate customers, so we would participate in tasting when and where feasible by state law.

Superior customer service helps liquor stores differentiate from other liquor retailers. Large product selections require a knowledgeable sales staff to help customers navigate through thousands of beverage choices. A high-end liquor store may offer temperature-controlled storage for premium wines and liquors or provide help in constructing a wine cellar. Internet sales of alcohol are controversial, as states claim that Internet sales reduce tax revenue and lack age verification. Liquor stores offering beverages through websites typically ship locally, as interstate shipping is complicated, and sometimes prohibited. Although Internet sales help specialty liquor stores, state restrictions limit sales potential. Legislative efforts on behalf of small wineries have lessened restrictions on direct sales of wine to out-of-state consumers. We will not participate in any kind of internet sales, our stores will strictly be independent retail locations.

Retail prices for alcoholic beverages differ by state, depending on excise taxes. In general, liquor retail prices fall into one of four segments: value (under $10); premium ($10 to $20); super premium ($15 to $25); and ultra-premium ($25 and up). Stores may buy close-out merchandise from distributors and may reduce retail prices. Some states prohibit distributors from offering quantity discounts, leveling the playing field for small, independent liquor stores. In control states, where state governments operate distributors but the retail sector is privately owned, laws establish retail markups. We plan to participate in all four price segments based on our store locations and demographics.

We do not currently have a web-site, however, we have reserved and parked the domain name www.lyonsliquors.com and we intend to develop a web-site as part of our marketing strategy.

Critical Accounting Policies

Basis of presentation - Going concern

The accompanying financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no revenue sources and has incurred operating losses from inception through the period ended June 30, 2011. In addition, at June 30, 2011 the Company has an accumulated deficit of $50,415 and has working capital and stockholder deficits. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On January 13, 2010, the Company issued 10,000,000 shares of common stock for cash at $0.001 per share for a total value of $10,000 to its founder.

From January through September 2010, the Company issued 160,000 shares of common stock for cash at $0.10 per share or for a value of $16,000, including 100,000 shares for $10,000 to an affiliate.

However, there can be no assurance that the raising of future equity will be successful and that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

The company does not believe that any recently issued accounting pronouncements will have a material impact on its financial statements.

Results of operations

Three and Nine Months Ended June 30, 2011

For the three and nine months ended June 30, 2011, we had no revenues. Expenses for the three and nine months ended June 30, 2011 totaled $6,507 and $20,736, respectively resulting in a net loss of $6,507 and $20,736, respectively.

Operating expenses for the three and nine months ended June 30, 2011 of $6,507 and $20,736, respectively, are comprised of accounting, audit and legal fees, filing fees and office service expenses respectively.

Period from December 17, 2009 (Inception) through June 30, 2011

For the period from December 17, 2009 (Inception) through June 30, 2011, we had no revenues. Expenses for the entire period totaled $50,415 resulting in a net loss of $50,416.

Operating expenses were $50,415; all comprised of accounting, audit, legal, filing, compliance fees and office service expense.

Liquidity and Capital Resources

As of June 30, 2011, we had cash of $500 as compared to cash of $7,736 as of September 30, 2010. Net cash used in operating activities totaled $7,236 for the nine months ended June 30, 2011. Net cash provided by financing activities totaled $1,500 for the nine months ended June 30, 2011 which included $1,500 advanced by the company officer for working capital purposes.

Net cash used in operating activities totaled $25,500 for the period ended December 17, 2009 (Inception) to June 30, 2011. Net cash provided by financing activities totaled $26,000 for the period ended December 17, (Inception) to June 30, 2011.

In order for us to execute our business plan we will need to raise at least $75,000 to $ 175,000 in debt or equity. The funds are needed for building out the first retail store, sales and marketing and working capital. There can be no assurance that we will be able to raise the funds needed to execute our business plan.

If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.  We do not anticipate the purchase or sale of any significant equipment. The foregoing represents our best estimate of our cash needs based on current planning and business conditions.  In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures . Under the supervision and with the participation of our management, including our President, Chief Executive Officer, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

N/A

ITEM 1A. RISK FACTORS.

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYONS LIQUORS, INC.

/s/ Shefali Vibhakar
August 12, 2011	Shefali Vibhakar
Chief Executive Officer, Chief Financial Officer and Director

Exhibit 31.1

CERTIFICATION OF

CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Shefali Vibhakar, certify that:

1.	I have reviewed this Form 10-Q of Lyons Liquors, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financing reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: August 12, 2011	By:	/s/ Shefali Vibhakar
Shefali Vibhakar Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Director

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with this Quarterly Report of Lyons Liquors, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Shefali Vibhakar, Chief Executive Officer and Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

1.	Such Quarterly Report on Form 10-Q for the period ending June 30, 2011, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in such Quarterly Report on Form 10-Q for the period ending June 30, 2011, fairly presents, in all material respects, the financial condition and results of operations of Lyons Liquors, Inc.

Lyons Liquors, Inc.

Date: August 12, 2011	By:	/s/ Shefali Vibhakar
Shefali Vibhakar
Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Director