Form 10-Q/A
period 2011-06-30
Lyons Liquors Inc.
filed 2011-08-12
CIK 1504912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Amended Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which the Registrant previously filed with the Securities and Exchange Commission on August 12, 2011 (the “Original Filing”).  The Registrant is filing this Amendment to correctly file certifications which were inadvertently filed as part of the main document and not as exhibits.  Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

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

Stockholders' Equity

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