Form 10-Q/A
period 2011-06-30
Lyons Liquors Inc.
filed 2011-09-02
CIK 1504912

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

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins*	XBRL Instance Document
101.xds*	XBRL Taxonomy Extension Schema Document
101.cal*	XBRL Taxonomy Extension Calculation Linkbase Document
101.def*	XBRL Taxonomy Extension Definition Linkbase Document
101.lab*	XBRL Taxonomy Extension Labels Linkbase Document
101.pre*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYONS LIQUORS, INC.

/s/ Shefali Vibhakar
August 12, 2011	Shefali Vibhakar
Chief Executive Officer, Chief Financial Officer and Director