Form 10-Q/A
period 2011-06-30
Lyons Liquors Inc.
filed 2011-10-05
CIK 1504912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of August 12th, 2011 the issuer had 10,160,000 outstanding shares of Common Stock.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Amended Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, which the Registrant previously filed with the Securities and Exchange Commission on August 12, 2011 (the “Original Filing”).  The Registrant is filing this Amendment to correctly indicate that the issuer is a shell company.

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

*Filed previously on September 2, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYONS LIQUORS, INC.

/s/ Shefali Vibhakar
August 12, 2011	Shefali Vibhakar
Chief Executive Officer, Chief Financial Officer and Director