Form 10-K
Lyons Liquors Inc.
filed 2011-12-21
CIK 1504912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________ to ______________.

COMMISSION FILE NUMBER:  333-171148

LYONS LIQUORS, INC.
(Exact Name of Small Business Issuer in its Charter)

Nevada (State of Incorporation)	27-1656207 (IRS Employer ID No.)

PO Box 344, Ellenton, Florida 34222
(Address of principal executive offices)

941-932-8234
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	None

Securities Registered Pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes                                           ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes                                           ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes                                             No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒                                           No  ☐

 As of December 20, 2011 the issuer had 10,193,000 outstanding shares of Common Stock.

TABLE OF CONTENTS

Forward Looking Statements

All statements, other than statements of historical fact included in this Annual Report on Form 10-K (herein, "Annual Report") regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words "could", "believe", "anticipate", "intend", "estimate", "expect", "project", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this Annual Report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Annual Report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under the "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections and elsewhere in this Annual Report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Unless the context otherwise requires, references in this Annual Report to "registrant", "issuer", "we", "us", "our", "the Company" or "ours" refer to Lyons Liquors, Inc.

PART I

Item 1.	BUSINESS

Our Background & Business

Lyons Liquors Inc. was incorporated pursuant to the laws of the State of Nevada on December 17, 2009.  We are a development stage company that has limited operating history; and has earned no revenues.  Since our inception, we have devoted our activities to the following:  developing our business plan, determining the market for our services, developing a business marketing plan and capital formation.  Our day to day operations consist or working on these to ensure effective, efficient and timely completion.  We have no plans, arrangements, commitments or understandings to engage in any type of merger or acquisition with another company.  We are committed to developing our business plan, determining the market for our services, developing a business marketing plan and capital formation to ensure the future success of our business.  We have not sold any products or commenced any activities in the retail liquor store industry, retail real estate acquisition for a proposed store, business development, and have generated no revenues to date. We have generated no revenues since inception.  There is substantial doubt about our ability to continue, as a going concern, over the next twelve months.

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

Competition

Liquor stores face intense competition from grocery stores, warehouse clubs, convenience stores, gas stations, and (for some states) Internet retailers.  While many alternative channels have limited alcoholic beverage selections, most offer either convenience or low pricing. Wal-Mart plans to quintuple alcohol sales to $5 billion between 2005 and 2010, primarily by pushing liquor.  Many grocery stores and warehouse clubs are challenging liquor stores on selection by expanding liquor departments (sometimes just seasonally) and offering more products.  Some alternative retailers are adding sommeliers to staff.  There can be no assurance that we will not be affected by the Wal-Mart effect.  There can be no assurance that we can adequately compete against such large liquor chains, grocery chains and warehouse clubs on price, value, purchasing power and customer service.  As such this could delay, postpone, shutter or end our expansion plans.  This could also cause us to close store locations which could drastically decrease revenues and profits.  This could also mean we may have to cease operations and you could lose your investment.

Employees

As of September 30, 2011, we had no employees other than our one (1) officer and director, Ms. Shefali Vibhakar.  We anticipate that we will not hire any employees in the next twelve months unless we generate significant additional revenues from any indented operations or raise sufficient funds from financing activities. Our success will depend on the ability and resources of our CEO & President.  If we lose the services of our CEO, we will be forced to either change our business plan and direction or cease operations in this specific business. Our CEO, has no experience in the Retail Beverage Industry and has limited business experience. Our success will have an even greater degree of difficulty due to the fact our CEO has no previous experience in this industry.  She will be gaining experience as we move forward, but has no previous experience from which to draw on past knowledge from.  She also has limited business experience, and since our success depends greatly on the ability of our CEO & President, this could have an adverse effect on our Company.

General

As stated above, we are a development stage company and to date we have not generated any revenues from our operations.  Our independent auditors have raised substantial doubts as to our ability to continue as a going concern without significant additional financing.  Our management estimates that we will need to raise a minimum of $500,000 over the next twelve (12) months to execute our business strategy, including the implementation of our marketing strategy, which is currently under development. We estimate that it will take a minimum of twelve (12) months to execute our marketing strategy.  Because we are small and do not have much capital, we must limit our marketing to the existing business relationships of our CEO.  Because we will be limiting our marketing activities, we may not be able to attract enough financing or interest from potential lenders or funding sources to commence operations.  If we cannot operate profitably, we may have to suspend or cease our operations.

Item 1A.	RISK FACTORS

 NA

Item 2.	PROPERTIES

Our executive, administrative and operating offices are located at 2605 72nd Avenue East, M/S 344, Ellenton, Florida  34222.  This   office is owned and controlled by our CEO and director.  She has provided us with this office at no cost to us. Our corporate mailing address is PO Box 344, Ellenton, FL 34222.  We believe this space is adequate for our current needs.

At the present time, we do not intend to renovate, improve or develop properties.  We are not subject to competitive conditions for property and currently have no property to insure.  We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.  Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3.	LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us in the United States or elsewhere.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the “OTCBB”, under the symbol “LYON”.  The following table sets forth the high and low bid prices for our common stock as reported each quarterly period for the full extent of the time that a public market has existed for our common stock, as reported by the National Quotation Bureau. The high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions (1).

Fiscal year ended September 30, 2011	High	Low

September 30, 2011	$0.00	$0.00

Holders of Our Common Stock

As of the date of this filing, we had thirty (30) shareholders of our common stock.

As of September 30, 2011, the shareholders list from our transfer agent shows that there were 10,193,000 shares of common stock outstanding. Of those shares, 10,000,000 shares, or 98% percent of our outstanding common stock, were owned by our officers and directors.

Stock Option Grants

As of September 30, 2011, we had not granted any stock options.

Description of Our Capital Stock

General

Our authorized capital stock consists of 75,000,000 shares of common stock, par value $0.001 per share, and 0 shares of preferred stock,. There are no provisions in our charter or by-laws that would delay, defer or prevent a change in our control.

Common Stock

As of September 30, 2011, we had 10,193,000 shares of common stock issued and outstanding.

The holders of our common stock have equal ratable rights to dividends from funds legally available if and when declared by our board of directors and are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs. Our common stock does not provide the right to a preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights. Our common stock holders are entitled to one non-cumulative vote per share on all matters on which shareholders may vote.

All shares of common stock now outstanding are fully paid for and non-assessable.  We refer you to our Articles of Incorporation, Bylaws and the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of our securities.  All material terms of our common stock have been addressed in this section.

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

Preferred Stock

As of September 30, 2011, we had not designated any series or class of preferred stock and no shares of preferred stock were issued or outstanding.

Dividends

We have not paid any cash dividends to shareholders.  The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Warrants

There are no outstanding warrants to purchase our securities.

Options

There are no options to purchase our securities outstanding.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are currently covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors. Rule 15g-2 declares unlawful any broker-dealer transactions in penny stocks unless the broker-dealer has first provided to the customer a standardized disclosure document.  Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a penny stock transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question. Rule 15g-4 prohibits broker-dealers from completing penny stock transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.  Rule 15g-5 requires that a broker dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

Our common stock may remain subject to the foregoing rules for the foreseeable future. The application of the penny stock rules may affect our stockholder’s ability to sell their shares because some broker/dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the penny stock rules.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes to those financial statements included in this filing. The following discussion includes forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this filing.

Plan of Operation

Lyons Liquors, Inc. (the “Company”), is a development stage company incorporated on December 17, 2009 under the laws of the State of Nevada.  Lyons Liquors, Inc. intends to operate in the retail liquor industry and to own and operate a chain of retail liquor stores under the Lyons Liquors brand.

We are a development stage company and to date, we have received no revenues from our operations. Initial operations have included organization, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  The Company has adopted its fiscal year end to be September 30.

Critical Accounting Policies

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $75,949 and has working capital and shareholder deficits of $47,446 and $46,649 and has no revenue generating operations. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to execute its development strategy, the Company’s cash position may not be sufficient to support the Company’s daily operations without significant financing.  While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

During 2011, the Company intends to raise financing for the purpose of funding operating expenses and working capital.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Results of Operations

Year Ended September 30, 2011 as compared to the period from Inception (December 17, 2009) to September 30, 2010

For the year ended September 30, 2011 and the period from Inception to September 30, 2010, we had no revenues or income from operations and we had Net Losses of $ 46,270 and $29,679. All expenses incurred during both periods consisted in general and administrative expenses related to the Company’s development stage activities.

The Company had a deficit accumulated during the development stage of $75,949 and has working capital and shareholder deficits of $47,446 and $46,649 and has no revenue generating operations.

Accounts payable and accrued expenses consist of trade payables from normal operations of the business.  As of September 30, 2011, and 2010, the Company has accrued $41,212 and $17,212 in compensation payable to its president and CEO. In addition, this officer has advanced $6,500 to the Company for working capital. This advance is due on demand and has no stated interest rate.

Costs associated with the preparation of the Company’s registration statement on Form S-1 were capitalized to be charged against the proceeds of the offering. If the offering were to expire or be abandoned these costs would be charged to operations. As of September 30, 2011, the offering had expired and the deferred offering costs of $15,000 had been charged to operations.

Capital Resources and Liquidity

As of September 30, 2011, we had cash of $266 as compared to cash of $7,736 as of September 30, 2010.

Net cash used in operating activities totaled $16,270 and $18,264 for the year ended September 30, 2011 and the period from Inception to September 30, 2010. Net cash used in operating activities totaled $ 34,534 for the period from Inception to September 30, 2011.

Cash provided by financing activities aggregated $8,800 and $26,000 for the year ended September 30, 2011 and the period from Inception to September 30, 2010. This consisted of $28,300 related to common shares issued for cash during 2011 and 2010, and a loan from an officer of $6,500 in 2011.

In order for us to execute our business plan we will need to raise at least $500,000 in debt or equity. The funds are needed for building out the management team, sales and marketing and working capital. There can be no assurance that we will be able to raise the funds needed to execute our business plan.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the Report of Independent Registered Public Accounting Firm thereon of Kingery & Crouse PA., appear herein. See Index to Financial Statements, appearing on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants by the Company during the fiscal year ended September 30, 2011.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), Shefali Vibhakar, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and PFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and PFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

o	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Our management, with the participation of our CEO and PFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. Based on this evaluation and those criteria, our management, with the participation of our CEO and PFO, concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of September 30, 2011:

Name	Age	Position
Ms. Shefali Vibhakar	36	Chief Executive Officer and Director

Background of Officers and Directors

The following biographies describe the business experience of our executive officers and directors:

Shefali Vibhakar – Chief Executive Officer and Director

Ms. Vibhakar, has been our Chief Executive Officer and a member of our board of directors since the formation of the company in January 2009. Ms. Vibhakar is responsible for establishing the company’s business model to be implemented at Lyons Liquors.  She has served as our President & CEO since inception.  Shefali is responsible for the strategic direction and overall day to day operations of Lyons Liquors. She has no direct experience in running or developing a retail liquor chain. From June 2006 to Dec 2009, Ms. Vibhakar was the founder, President and C.E.O. of Corporate Wire, Inc. a private company that is an online press release service that offers both free and paid press distribution to search engines, newswires and websites for private and small public companies.  During her time at Corporate Wire, built the company to over 1,500 members and successfully developed the code and software engine to run the site. In 2009 Shefali left Corporate Wire to start Lyons Liquors where she has been President and C.E.O. to present. Shefali holds a Bachelor of Science degree in Computer Science and Engineering from University of Mass, Boston, MA.  She is also a Certified Risk and Compliance Management Professional (CRCMP) and a Member of the International Association of Risk and Compliance Professionals (IARCP). Ms. Vibhakar has no experience in the Beverage Retail Industry and has limited business experience.

No officer, director or persons nominated for such positions, promoter or significant employee has been involved in the last ten years (10 YEARS) in any of the following:
-	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
-	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
-
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

-
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Election of Directors and Officers

Holders of our common stock are entitled to one (1) vote for each share held on all matters submitted to a vote of the stockholders, including the election of directors. Cumulative voting with respect to the election of Directors is not permitted by our Articles of Incorporation. Our Board of Directors is elected at the annual meeting of the stockholders or at a special meeting called for that purpose. Each director holds office until the next annual meeting of the stockholders or until the director’s successor is elected and qualified. If a vacancy occurs on the Board of Directors, including a vacancy resulting from an increase in the number of directors, the vacancy may be filled by a vote of the Board of Directors, by the stockholders at the next annual stockholders’ meeting or by the stockholders at a special meeting of stockholders called for that purpose.

Director Compensation

Our directors currently do not receive any compensation for their roles as members of our Board of Directors and no director receives a salary as a director.

Item 11.	EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest fiscal year ended September 30, 2011.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total
Shefali Vibhakar	CEO	2011	24,000	0	0	0	0	0	0	24,000

The above 2011 compensation includes $24,000 of accrued compensation.  We do not anticipate paying any direct compensation to our sole officer and director at this time or in the near future.

Stock Option Grants
We have not granted any stock options to the executive officers since our inception.

Compensation Agreements
On January 13, 2010, we entered into an employment agreement with our CEO for a term of one year from the date of signing.  Our CEO will be paid $2,000 per month, and either party can terminate the Employment Agreement without cause upon thirty (30) days’ notice to the other party.  Members of our Board of Directors do not receive compensation for their services as Directors.

Indemnification

Under our Articles of Incorporation and Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada. Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of September 30, 2011, information regarding the beneficial ownership of our common stock: (i) by each of our directors and executive officers; (ii) by all directors and executive officers as a group; or (iii) by all persons known to us to own 5% or more of our outstanding shares of common stock. The mailing address for each of the persons indicated is our corporate headquarters.

Beneficial ownership is determined under the rules of the SEC. In general, these rules attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities and include, among other things, securities that an individual has the right to acquire within sixty (60) days. Unless otherwise indicated, the stockholders identified in the following table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Shareholders	# of Shares	Percentage
Shefali Vibhakar	10,100,000	99%
All directors and executive officers as a group [1 person]	10,100,000	99%

 (1)   Includes 100,000 shares held by a private entity majority controlled by Ms. Vibhakar
This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 10,193,000 shares of common stock outstanding as of September 30, 2011.

(1)            As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within sixty (60) days.
(2)           Ms. Vibhakar  personally owns 10,000,000 shares of our common stock.

The percentages in the above table are computed based upon a total of 10,193,000 shares or common stock being outstanding on September 30, 2011.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Upon formation, Ms. Shefali Vibhakar, our founder and president received 10,000,000 million shares par value $.001 as the founding officer and executive of the company.  Our president has orally agreed to provide us necessary funding to maintain minimal operations and fund the cost of our becoming a public company at interest of 5%, payable upon demand.  The anticipated amount of this loan will be not be known at until the time a loan is determined to be needed.  The amount will be based on the amount of funding needed to maintain minimal operation and the cost of becoming a public company from that point in time going forward.  She is not obligated to make any further advances.  We have no agreement, commitment or understanding to secure any such funding from any other source.
Our office is located at 2605 72nd Avenue East, M/S 344, Ellenton, Florida  34222.  The office is provided by our President.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to the Company’s current principal accountant, Kingery & Crouse PA., were as follows:

			Period ended
			December 17, 2009
		Year ended	(Inception) to
		Sept 30,	Sept 30,
		2011	2010

1.	Audit fees & Review Fees	$7500	$3500

1.
Audit& Review fees consist of amounts billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Kingery & Crouse, P.A. in connection with statutory and regulatory filings or engagements.

The Company has not designated a formal audit committee.  However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company’s audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement of Kingery & Crouse P.A. the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by applicable accounting standards.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in the appropriate Statement(s) on Auditing Standards.

The Board reviewed the audited financial statements of the Company as of and for the year ended September 30, 2011 and the period December 17, 2009 (Inception) through September 30, 2011 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended September 30, 2011 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements
(b)	Exhibits

Lyons Liquors, Inc.
(A Development Stage Company)
FORM 10-K
YEAR ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

Page
PART I
Item 1.	Financial Statements

	Balance Sheets as of September 30, 2011 and September 30, 2010	F-1

Statements of Operations for the Year ended September 30, 2011, the Period from December 17, 2009 (Inception) through September 30, 2010, and the Period from December 17, 2009 (Inception) through September 30, 2011.
F-2
	Statement of Stockholders’ Equity (Deficit) for the period from December 17, 2009 (Inception) through September 30, 2011	F-3

Statements of Cash Flows for the Year ended September 30, 2011, the Period from December 17, 2009 (Inception) through September 30, 2010, and the Period from December 17, 2009 (Inception) through September 30, 2011.
F-4

	Notes to the Financial Statements	F-5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Lyons Liquors, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Lyons Liquors, Inc. (a development stage Company) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for year ended September 30, 2011, the period from inception (December 17, 2009) to September 30, 2010, and the period from inception (December 17, 2009) to September 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing, the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lyons Liquors, Inc. as of September 30, 2011 and 2010, and the results of its operations, and its cash flows for year ended September 30, 2011, the period from inception (December 17, 2009) to September 30, 2010 and the period from inception (December 17, 2009) to September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations and has working capital and stockholder deficiencies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kingery & Crouse PA
Tampa, Florida
December 21, 2011

Lyons Liquors, Inc.
(A Development Stage Company)
 Balance Sheets
As of September 30, 2011

	2011	2010

ASSETS
Current Assets:
Cash	$266	$7736
Total Current Assets	266	7,736
Other Assets:
Deferred Offering Costs	-	5,000
Deposits	797	797
TOTAL ASSETS	$1,063	$13,533

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and Accrued Expenses - Officer	$47,712	$17,212

Total Current Liabilities	47,712	17,212

STOCKHOLDERS' DEFICIT
Common stock - $.001 par value; Authorized:75,000,000 shares issued and outstanding: 10,193,000 and 10,160,000	10,193	10,160
Additional paid-in capital	19,107	15,840
Deficit accumulated during the development stage	(75,949)	(29,679)
TOTAL STOCKHOLDERS' DEFICIT	(46,649)	(3,679)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,063	$13,533

The accompanying notes are an integral part of these financial statements.

Lyons Liquors, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Year Ended September 30, 2011,
Inception (December 17, 2009) through September 30, 2010 and
Inception (December 17, 2009) through September 30, 2011

	Year Ended September 30, 2011	Inception to September 30, 2010	Inception to September 30, 2011

REVENUE	$-	$-	$-
OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	46,270	29,679	75,949
TOTAL OPERATIVE EXPENSES	46,270	29,679	75,949
LOSS BEFORE INCOME TAXES	(46,270)	(29,679)	(75,949)
INCOME TAXES	-	-	-
NET LOSS	$(46,270)	$(29,679)	$(75,949)
Net loss Per common Share, basic & diluted	$(0.00)	$(0.00)
Weighted Common shares Outstanding, basic & diluted	$10,165,515	$10,126,739

The accompanying notes are an integral part of these financial statements.

LYONS LIQUORS INC.
(A development stage company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Inception (December 17, 2009) through September 30, 2011

				DEFICIT
				ACCUMULATED
				DURING THE
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL
Stock issued as founder's shares
on January 13, 2010, at $0.001
per share for cash	10,000,000	$10,000	$-	$-	$10,000

Stock issued for cash from
January through June, 2010,
at $0.10 per share for cash	160,000	160	15,840	-	16,000

Net Loss				(29,679)	(29,679)

Balance, September 30, 2010	10,160,000	$10,160	$15,840	$(29,679)	$(3,679)

Stock issued for cash during
August 2011,
At $0.10 per share	23,000	23	$2,277	$-	$2,300

Stock issued for services
during August 2011,
at $0.10 per share	10,000	10	990	-	1,000

Net Loss	-	-	-	(46,270)	(46,270)
Balance, September 30,2011	$10,193,000	$10,193	$19,107	$(75,949)	$(46,649)

The accompanying notes are an integral part of these financial statements.

Lyons Liquors, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Year Ended September 30, 2011,
Inception (December 17, 2009) through September 30, 2010 and
Inception (December 17, 2009) through September 30, 2011

	Year Ended September 30, 2011	Inception to September 30, 2010	Inception to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(46,270)	$(29,679)	$(75,949)

(Increase) in Deposits	-	(797)	(797)

Common shares issued for services	1,000	-	1,000
(Increase) decrease in deferred offering costs	5,000	(5,000)	-
Increase in accounts payable and accrued expenses-officer	24,000	17,212	41,212

Total adjustments to net income	30,000	11,415	41,415

Net cash (used in) operating activities	(16,270)	(18,264)	(34,534)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Officer loans	6,500	-	6,500
Common share issued for cash	2,300	26,000	28,300
Net cash provided by financing activities	8,800	26,000	34,800
Net increase (decrease) in cash	(7,470)	7,736	266
Cash - beginning balance	7,736	-	-
CASH ENDING BALANCE	$266	$7,736	$266
Cash Paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LYONS LIQUORS, INC
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

NOTE 1	NATURE OF OPERATIONS

Lyons Liquors, Inc. (the “Company”), is a development stage company incorporated on December 17, 2009 under the laws of the State of Nevada.  Lyons Liquors, Inc. intends to operate in the retail liquor industry and to own and operate a chain of retail liquor stores under the Lyons Liquors brand.

We are a development stage company and to date, we have received no revenues from our operations. Initial operations have included organization, target market identification, marketing plans, and capital formation. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.

The Company has adopted its fiscal year end to be September 30.

NOTE 2	SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is a development stage company and is still devoting substantially all of its efforts on establishing the business, and therefore its planned principal operations have not commenced. Losses accumulated since inception, have been considered part of the Company’s development stage activities.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the Company’s historical return experience.

Deferred revenue is recorded for amounts received in advance of the time at which services are performed and included in revenue at the completion of the related services.

Intangible Assets and Long Lived Assets

The Company makes reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Deferred offering costs

Costs associated with the preparation of the Company’s registration statement on Form S-1 were capitalized to be charged against the proceeds of the offering. If the offering were to expire or be abandoned these costs would be charged to operations. As of September 30, 2011, the offering had expired and the deferred offering costs of $15,000 had been charged to operations.

Fair value of financial instruments

The Company’s short-term financial instruments consist of cash and cash equivalents. The carrying amounts of the financial instruments approximate fair value because of their short-term maturities.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Income Taxes

The Company follows ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

All tax periods from inception remain open to examination by taxing authorities.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718 Stock Compensation. This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.

Net Income (Loss) Per Common Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Recent Pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income.  This Update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity.  Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income.  The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011.  The adoption of this standard is not anticipated to have a material impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment.  This Update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of this standard is not anticipated to have a material impact on our financial statements.

The Company does not believe that other recently issued accounting pronouncements will have a material impact on its financial statements.

NOTE 3	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $75,949 and has working capital and shareholder deficits of $47,446 and $46,649 and has no revenue generating operations. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to execute its development strategy, the Company’s cash position may not be sufficient to support the Company’s daily operations without significant financing.  While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 4	ACCRUED EXPENSES

Accounts payable and accrued expenses consist of trade payables from normal operations of the business.  As of September 30, 2011, and  2010, the Company has accrued $41,212 and $17,212 in compensation payable to its president and CEO. In addition, this officer has advanced $6,500 to the Company for working capital. This advance is due on demand and has no stated interest rate.

NOTE 5	STOCKHOLDERS’ EQUITY
Common stock

Common Stock includes 75,000,000 shares authorized at a par value of $0.001.

On January 17, 2010, the Company issued 10,000,000 shares of common stock for cash at $0.001 per share for a total value of $10,000 to its founder.

From January through September 2010, the Company issued 160,000 shares of common stock for cash at $0.10 per share or a value of $16,000, including 100,000 shares for $10,000 to an affiliate.

During August 2011 the Company issued 23,000 shares of common stock for cash aggregating $2,300 and 10,000 shares of common stock valued at $.10 per share (the selling price of recently issued shares) for services.

NOTE 6	INCOME TAXES

No provision was made for federal income tax since the Company has significant net operating losses. From inception to September 30, 2011, the Company had an operating loss of $33,949. The net operating loss carry-forwards may be used to reduce taxable income through the year 2031. The principal difference between the net operating loss for book purposes and income tax purposes results from accrued officer salary and common shares issued for services. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2011 are as follows:

Deferred tax assets:
Federal net operating loss	$5,100
State net operating loss	1,700

Total deferred tax assets	6,800
Less valuation allowance	(6,800)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at September 30, 2011, to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended September 30, 2011 and 2010, is as follows:

Federal income tax rate	(15.0)%
State tax, net of federal benefit	(5.0)
Increase in valuation allowance	20.0
Effective income tax rate	-%

(b)              Exhibits

Ex. No.	Document Description
14.1* 31.1*	Code of Ethics Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins*	XBRL Instance Document
101.xds*	XBRL Taxonomy Extension Schema Document
101.cal*	XBRL Taxonomy Extension Calculation Linkbase Document
101.def*	XBRL Taxonomy Extension Definition Linkbase Document
101.lab*	XBRL Taxonomy Extension Labels Linkbase Document
101.pre*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on December 21, 2011 by the undersigned, thereunto authorized.

LYONS LIQUORS, INC.

By:	/s/ Shefali Vibhakar
Shefali Vibhakar,Chief Executive Officer and Director

By:	/s/ Shefali Vibhakar
Shefali Vibhakar, principal financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

SIGNATURE	TITLE	DATE

/s/ Shefali Vibhakar	Chief Executive Officer	December 21, 2011
Shefali Vibhakar	and Director