Form 10-Q
period 2011-12-31
Lyons Liquors Inc.
filed 2012-02-07
CIK 1504912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSIONFILE NUMBER 333-171148

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

As of February 7, 2012, the issuer had 10,193,000 outstanding shares of Common Stock.

Form 10-Q
December 31, 2011

PART I.

ITEM 1. FINANCIAL INFORMATION

Lyons Liquors, Inc.
(A Development Stage Company)
 Balance Sheets

	December 31, 2011	Sept. 30, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$166	$266
Total Current Assets	166	266
Other Assets:
Deferred Offering Costs	-	-
Deposits	797	797
TOTAL ASSETS	$963	$1,063

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$5,000	$-
Accrued expenses	59,612	47,712

Total Current Liabilities	64,612	47,712

STOCKHOLDERS' DEFICIT
Common stock - $.001 par value; 75,000,000 shares authorized; 10,193,000 shares issued and outstanding	10,193	10,193
Additional paid-in capital	19,107	19,107
Deficit accumulated during the development stage	(92,949)	(75,949)
TOTAL STOCKHOLDERS' DEFICIT	(63,649)	(46,649)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$963	$1,063

The accompanying notes are an integral part of these financial statements.

Lyons Liquors, Inc.
(A Development Stage Company)
Statements of Operations
Three Months Ended December 31, 2011 and 2010, and
Inception (December 17, 2009) through December 31, 2011
(Unaudited)

	Three Months Ended December 31, 2011	Three Month Ended December 31, 2010	Inception to December 31, 2011

REVENUE	$-	$-	$-
OPERATING EXPENSES:
General & Administrative Expenses	17,000	7,500	92,949
TOTAL OPERATING EXPENSES	17,000	7,500	92,949
LOSS BEFORE INCOME TAXES	(17,000)	(7,500)	(92,949)

INCOME TAXES	-	-	-
NET LOSS	$(17,000)	$(7,500)	$(92,949)
Net Loss Per Common Share, basic & diluted	$(0.00)	$(0.00)	$-
Weighted Common Shares Outstanding, basic & diluted	$10,193,000	$10,160,000	$-

The accompanying notes are an integral part of these financial statements.

Lyons Liquors, Inc.
(A Development Stage Company)
Statements of Cash Flows
Three Months Ended December 31, 2011 and 2010, and
Inception (December 17, 2009) through December 31, 2011
(Unaudited)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Inception to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(17,000)	$(7,500)	$(92,949)
(Increase) in Deposits	-	-	(797)
Common Shares Issued for Services	-	-	1000
(Increase) in Deferred Offering Costs	-	(5,000)	-
Increase in Accounts Payable & Accrued Expenses	11,000	7,500	52,212
Total Adjustments to Net Income	11,000	2,500	52,415
Net Cash (used in) Operating Activities	(6,000)	(5,000)	(40,534)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Flows provided by (used in) Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Officer Loans	5,900	-	12,400
Common Shares Issued for Cash	-	-	28,300
Net Cash provided by Financing Activities	5,900	-	40,700
Net increase (decrease) in cash	(100)	(5,000)	166
Cash – Beginning Balance	266	7,736	-
	-	-	-
CASH ENDING BALANCE	$166	$2,736	$166

Cash paid for: Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LYONS LIQUORS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2011
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements of the Company as of September 30, 2011, and for the year ended and period from inception through September 30, 2011, including notes thereto.

(2)           Earnings per Share

The Company calculates net income (loss) per share as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, "Earnings per Share." Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive common stock equivalents are not considered in the computation.

(3)           Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operatingplan, which is long-range in nature. The Company has no revenues and has incurred net losses through December 31, 2011, aggregating $92,949. In addition, the Company has negative working capital of $64,446 and negative stockholders’ equity of $63,649 at December 31, 2011.

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

(4)           Accrued Expenses

Accrued expenses consist of amounts incurred from normal operations of the business.  As of December 31, 2011, the Company has accrued $47,212 in compensation payable to its president and CEO. In addition, this officer has advanced the Company $12,400 for working capital purposes.  These balances are due on demand.

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

Overview

We are a Nevada Corporation founded in December 17, 2009. We are currently a development stage company looking to enter the B2C retail and liquor industry, specifically we intend to own and operate a premier chain of retail stores. We have not yet commenced operations and currently are in the process of developing a business and marketing plan for capital formation. Once we have raised sufficient capital we will begin our operations. However, there is no guarantee that we will be successful in raising the required capital.  If we are not successful at raising any capital we may have to change our business plan to a more suitable business and industry sector to be able to raise capital or commence operations.  Some possible options include such sectors as Semiconductor, Component Technology, Oil & Gas, Clean Energy and Food Distribution.  However, there can be no assurance that the raising of future equity or change in business sectors will be successful and that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern.

Critical Accounting Policies

Basis of presentation - Going concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operatingplan, which is long-range in nature. The Company has no revenues and has incurred net losses through December 31, 2011, aggregating $92,949. In addition, the Company has negative working capital of $64,446 and negative stockholders’ equity of $63,649 at December 31, 2011.

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

Results of operations

Results of Operations for the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010.

Due to the fact that we are a development stage company in both periods, we had revenues of $0 for the three months ended December 31, 2011, which wasunchanged from our revenue of $0 for the three months ended December 31, 2010.  Ourcost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended December 31, 2011 was $17,000, which was an increase of $9,500 from our net loss of $7,500 in the threemonth period ended December 31, 2010.

Results of Operations from Inception December 17, 2009 through December 31, 2011.

Due to the fact that we are a development stage company since inception to our current period, we had revenues of $0 since inception or December 17th 2009 through December 31, 2011.   Ourcost of goods sold and gross profits were $0 also.

Our net loss since inceptionor December 17th 2009 through December 31, 2011 was $ 92,949.

Liquidity and Capital Resources

As of December 31, 2011, we had cash of $166 as compared to cash of $266 as of September 30, 2011. Net cash used in operating activities totaled $6,000 for the three months ended December 31, 2011. Net cash provided by financing activities totaled $5,900 for the three months ended December 31, 2011 which included $5,900 advanced by the company officer for working capital purposes.

Net cash used in operating activities totaled $40,534 for the period December 17, 2009 (Inception) to December 31, 2011. Net cash provided by financing activities totaled $40,700 for the period December 17, (Inception) to December 31, 2011.

In order for us to execute our business plan we will need to raise at least $150,000 to $ 175,000 in debt or equity. The funds are needed for building out the first retail store, deposits, sales and marketing and working capital. There can be no assurance that we will be able to raise the funds needed to execute our business plan.

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

Not Applicable

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended December 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED.

None

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101
Interactive data files formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) theConsolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the ConsolidatedFinancial Statements.*

101.ins*	XBRL Instance Document
101.xds*	XBRL Taxonomy Extension Schema Document
101.cal*	XBRL Taxonomy Extension Calculation Linkbase Document
101.def*	XBRL Taxonomy Extension Definition Linkbase Document
101.lab*	XBRL Taxonomy Extension Labels Linkbase Document
101.pre*	XBRL Taxonomy Extension Presentation Linkbase Document

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to theliabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the SecuritiesExchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYONS LIQUORS, INC.

/s/ Shefali Vibhakar
February 7, 2012	Shefali Vibhakar
Chief Executive Officer, Chief Financial Officer and Director