Form 10-K/A
period 2011-09-30
Lyons Liquors Inc.
filed 2012-02-13
CIK 1504912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended September 30, 2011 and 2010, is as follows:

Federal income tax rate	(15.0)%
State tax, net of federal benefit	(5.0)
Increase in valuation allowance	20.0
Effective income tax rate	-%

(b)              Exhibits

Ex. No.	Document Description
14.1* 31.1*	Code of Ethics Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance Document
101.xds	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.def	XBRL Taxonomy Extension Definition Linkbase Document
101.lab	XBRL Taxonomy Extension Labels Linkbase Document
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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