Form 10-Q
period 2012-03-31
Lyons Liquors Inc.
filed 2012-05-04
CIK 1504912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______   to   _______

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

As of May 4, 2012 the issuer had 10,193,000 outstanding shares of Common Stock.

Form 10-Q
March 31, 2012

PART I.

ITEM 1. FINANCIAL INFORMATION

LYONS LIQUORS, INC.
(a development stage company)
BALANCE SHEETS

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$146	$266

Total Current Assets	146	266

OTHER ASSETS
Deposits	797	797

TOTAL ASSETS	$943	$1,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,000	$-
Accounts Payable and Accrued Expenses - Officer	68,612	47,712

Total Current Liabilities	74,612	47,712

STOCKHOLDERS' DEFICIT

Common Stock - Par value $0.001; Authorized: 75,000,000 shares Issued and Outstanding: 10,193,000 shares	10,193	10,193
Additional Paid-In Capital	19,107	19,107
Deficit accumulated during the development stage	(102,969)	(75,949)

Total Stockholders' Deficit	(73,669)	(46,649)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$943	$1,063

The accompanying notes are an integral part of these financial statements.

LYONS LIQUORS, INC.
(a development stage company)
STATEMENTS OF OPERATIONS
Three Months and Six Months Ended March 31, 2012 and 2011, and
Inception (December 17, 2009) through March 31, 2012
(Unaudited)

	Three Months Ended		Six Months Ended		Inception to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	10,020	6,729	27,020	14,229	102,969

TOTAL OPERATING EXPENSES	10,020	6,729	27,020	14,229	102,969

LOSS BEFORE INCOME TAXES	(10,020)	(6,729)	(27,020)	(14,229)	(102,969)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(10,020)	$(6,729)	$(27,020)	$(14,229)	$(102,969)

Net Loss Per Common Share, basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Common Shares Outstanding, basic & diluted	10,193,000	10,160,000	10,193,000	10,160,000

The accompanying notes are an integral part of these financial statements.

LYONS LIQUORS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 2012 and 2011, and
Inception (December 17, 2009) through March 31, 2012
(Unaudited)

	Six Months Ended		Inception to
	March 31,	March 31,	March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(27,020)	$(7,229)	$(102,969)

(Increase) in Deposits	-	-	(797)
Common shares issued for services	-	-	1,000
Increase in accounts payable and accrued expenses	18,000	-	59,212

Total adjustments to net income	18,000	-	59,415

Net cash (used in) operating activities	(9,020)	(7,229)	(43,554)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Officer loans	8,900	-	15,400
Common shares issued for cash	-	-	28,300

Net cash provided by financing activities	8,900	-	43,700

Net increase (decrease) in cash	(120)	(7,229)	146
Cash - beginning balance	266	7,736	-

CASH ENDING BALANCE	$146	$507	$146

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LYONS LIQUORS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012
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

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company has no revenues and has incurred net losses through March 31, 2012, aggregating $102,969. In addition, the Company has negative working capital of $74,466 and negative stockholders’ equity of $73,669 at March 31, 2012.

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

(4)           Accrued Expenses

Accrued expenses consist of amounts incurred from normal operations of the business.  As of March 31, 2012, the Company has accrued $53,212 in compensation payable to its president and CEO. In addition, this officer has advanced the Company $15,400 for working capital purposes.  These amounts are due on demand and have no stated interest rate.

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

Overview

We are a Nevada Corporation founded in December 17, 2009. We are currently a development stage company looking to enter the B2C retail and liquor industry, specifically we intend to own and operate a premier chain of retail stores. We have not yet commenced operations and currently are in the process of developing a business and marketing plan for capital formation. Once we have raised sufficient capital we will begin our operations. However, there is no guarantee that we will be successful in raising the required capital.  If we are not successful at raising any capital we may have to change our business plan to a more suitable business and industry sector to be able to raise capital or commence operations.  Some possible options include such sectors as Pharmaceutical, Nutraceutical, Bio-Technology, Generic Nutritional Supplements, Clean Energy and Dietary Sciences.  However, there can be no assurance that the raising of future equity or change in business sectors will be successful and that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern.

Critical Accounting Policies

Basis of presentation - Going concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company has no revenues and has incurred net losses through March 31, 2012, aggregating $102,969. In addition, the Company has negative working capital of $74,466 and negative stockholders’ equity of $73,669 at March 31, 2012.

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

Results of operations

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011.

Due to the fact that we are a development stage company in both periods, we had revenues of $0 for the three months ended March 31, 2012, which was unchanged from our revenue of $0 for the three months ended March 31, 2011.  Our cost of goods sold and gross profits were $0 in both periods.

Our expenses of $10,020 in 2012 and $6,729 in 2011 consisted of general and administrative expenses, principally professional fees and the accrual of salary due to our officer.

Our net loss for the three months ended March 31, 2012 was $10,020, which was an increase of $3,291 from our net loss of $6,729 in the three month period ended March 31, 2011.

Results of Operations for the Six Months Ended March 31, 2012 Compared to the Six Months Ended March 31, 2011.

Due to the fact that we are a development stage company in both periods, we had revenues of $0 for the three months ended March 31, 2012, which was unchanged from our revenue of $0 for the three months ended March 31, 2011.  Our cost of goods sold and gross profits were $0 in both periods.

Our expenses of $27,020 in 2012 and $14,229 in 2011 consisted of general and administrative expenses, principally professional fees and the accrual of salary due to our officer.

Our net loss for the six months ended March 31, 2012 was $27,020, which was an increase of $12,791 from our net loss of $14,229 for the six month period ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had cash of $146 as compared to cash of $266 as of September 30, 2011. Net cash used in operating activities totaled $9,020 for the six months ended March 31, 2012. Net cash provided by financing activities totaled $8,900 for the six months ended March 31, 2012 which included $8,900 advanced by the company officer for working capital purposes.

In order for us to execute our business plan we will need to raise at least $150,000 to $ 175,000 in debt or equity. The funds are needed for building out the first retail store, deposits, sales and marketing and working capital. There can be no assurance that we will be able to raise the funds needed to execute our business plan.  To date we have been unsuccessful to raise any capital to execute our business plan.

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

Cautionary Note about Forward-Looking Statements

The information contained in this Report includes some statements that are not purely historical and are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, perceived opportunities in the market and statements regarding our mission and vision. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, but the absence of these words does not mean that a statement is not forward-looking. For example, our forward looking statements may include statements regarding, our projected sales and profitability, our growth strategies, anticipated change in direction of our business plan or industry sector/focus, our future financing plans, and our anticipated needs for working capital.  In light of these risks, uncertainties and assumptions, the future events, developments or results described by our forward-looking statements herein could turn to be materially different from those we discuss or imply.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

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
101
Interactive data files formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.*

101.ins	XBRL Instance Document
101.xds	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.def	XBRL Taxonomy Extension Definition Linkbase Document
101.lab	XBRL Taxonomy Extension Labels Linkbase Document
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYONS LIQUORS, INC.

/s/ Shefali Vibhakar
May 4, 2012	Shefali Vibhakar
Chief Executive Officer, Chief Financial Officer and Director