Form 10-Q
period 2012-08-13
Lyons Liquors Inc.
filed 2012-08-13
CIK 1504912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

As of August 13th, 2012 the issuer had 10,193,000 outstanding shares of Common Stock.

Form 10-Q

June 30, 2012

PART I.

ITEM 1. FINANCIAL INFORMATION

LYONS LIQUORS, INC.
(a development stage company)
CONDENSED BALANCE SHEETS
	June 30,	September 30,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$116	$266

Total Current Assets	116	266

OTHER ASSETS
Deposits	797	797

TOTAL ASSETS	$913	$1,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,000	$—
Accounts Payable and Accrued Expenses - Officer	75,612	47,712

Total Current Liabilities	81,612	47,712

STOCKHOLDERS' DEFICIT

Common Stock - Par value $0.001;
Authorized: 75,000,000 shares
Issued and Outstanding: 10,193,000 shares	10,193	10,193
Additional Paid-In Capital	19,107	19,107
Deficit accumulated during the development stage	(109,999)	(75,949)

Total Stockholders' Deficit	(80,699)	(46,649)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$913	$1,063

The accompanying notes are an integral part of these financial statements.

LYONS LIQUORS, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended June 30, 2012 and 2011, and
Inception (December 17, 2009) through June 30, 2012
(Unaudited)

	Three Months Ended		Nine Months Ended		Inception to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	7,030	6,507	34,050	20,736	109,999

TOTAL OPERATING EXPENSES	7,030	6,507	34,050	20,736	109,999

LOSS BEFORE INCOME TAXES	(7,030)	(6,507)	(34,050)	(20,736)	(109,999)

INCOME TAXES	—	—	—	—	—

NET LOSS	$(7,030)	$(6,507)	$(34,050)	$(20,736)	$(109,999)

Net Loss Per Common Share, basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Common Shares Outstanding, basic & diluted	10,193,000	10,160,000	10,193,000	10,160,000

 The accompanying notes are an integral part of these financial statements.

LYONS LIQUORS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2012 and 2011, and
Inception (December 17, 2009) through June 30, 2012
(Unaudited)

	Nine Months Ended	Inception to
	June 30,	June 30,	June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) operating activities	$(10,050)	$(8,729)	$(44,584)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows provided by (used in) investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Officer loans	9,900	1,500	16,400
Common shares issued for cash	—	—	28,300

Net cash provided by financing activities	9,900	1,500	44,700

Net increase (decrease) in cash	(150)	(7,229)	116
Cash - beginning balance	266	7,736	—

CASH ENDING BALANCE	$116	$507	$116

Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

LYONS LIQUORS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2012

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of September 30, 2011, and for the year then ended and period from inception through September 30, 2011, including notes thereto.

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

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company has no revenues and has incurred net losses through June 30, 2012, aggregating $109,999. In addition, the Company has negative working capital of $81,496 and negative stockholders’ equity of $81,612 at June 30, 2012.

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

(4) Accrued Expenses

Accrued expenses consist of amounts incurred from normal operations of the business. As of June 30, 2012, the Company has accrued $59,212 in compensation payable to its president and CEO. In addition, this officer has advanced the Company $16,400 for working capital purposes. These amounts are due on demand and have no stated interest rate.

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

Critical Accounting Policies

Basis of presentation - Going concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company has no revenues and has incurred net losses through June 30, 2012, aggregating $109,999. In addition, the Company has negative working capital of $81,496 and negative stockholders’ equity of $81,612 at June 30, 2012.

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

Results of operations

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011.

Due to the fact that we are a development stage company in both periods, we had revenues of $0 for the three months ended June 30, 2012, which was unchanged from our revenue of $0 for the three months ended June 30, 2011. Our cost of goods sold and gross profits were $0 in both periods.

Our expenses of $7,030 in 2012 and $6,507 in 2011 consisted of general and administrative expenses, principally professional fees and the accrual of salary due to our officer.

Our net loss for the three months ended June 30, 2012 was $7,030, which was an increase of $523 from our net loss of $6,507 in the three month period ended June 30, 2011.

Results of Operations for the Nine Months Ended June 30, 2012 Compared to the Nine Months Ended June 30, 2011.

Due to the fact that we are a development stage company in both periods, we had revenues of $0 for the nine months ended June 30, 2012, which was unchanged from our revenue of $0 for the nine months ended June 30, 2011. Our cost of goods sold and gross profits were $0 in both periods.

Our expenses for the nine months ended in June 30, 2012 and June 30, 2011 of $34,050 in 2012 and $20,736 in 2011 consisted of general and administrative expenses, principally professional fees and the accrual of salary due to our officer.

Our net loss for the nine months ended June 30, 2012 was $34,050, which was an increase of $13,314 from our net loss of $20,736 for the nine month period ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had cash of $116 as compared to cash of $266 as of September 30, 2011. Net cash used in operating activities totaled $10,050 for the nine months ended June 30, 2012 and $ 7,229 for the nine months ended June 30, 2011. Net cash provided by financing activities totaled $9,900 for the nine months ended June 30, 2012 which included $9,900 advanced by the company officer for working capital purposes.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LYONS LIQUORS, INC.

/s/ Shefali Vibhakar
August 13, 2012	Shefali Vibhakar
Chief Executive Officer, Chief Financial Officer and Director