Form 10-K
period 2012-09-30
Lyons Liquors Inc.
filed 2012-12-21
CIK 1504912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________ to ______________.

COMMISSION FILE NUMBER:  333-171148

LYONS LIQUORS, INC.

(Exact Name of Small Business Issuer in its Charter)

Nevada (State of Incorporation)	27-1656207 (IRS Employer ID No.)

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

☐  Yes                                           ☑  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑  Yes                                           ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes                                           ☑  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑                                           No  ☐

 As of December 21, 2012 the issuer had 10,193,000 outstanding shares of Common Stock.

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

PART I

Item 1.      BUSINESS

Our Background & Business

Lyons Liquors Inc. was incorporated pursuant to the laws of the State of Nevada on December 17, 2009. We are a development stage company that has limited operating history; and has earned no revenues. Since our inception, we have devoted our activities to the following:  developing our business plan, determining the market for our services, developing a business marketing plan and capital formation. Our day to day operations consist or working on these to ensure effective, efficient and timely completion. We have no plans, arrangements, commitments or understandings to engage in any type of merger or acquisition with another company. We are committed to developing our business plan, determining the market for our services, developing a business marketing plan and capital formation to ensure the future success of our business. We have not sold any products or commenced any activities in the retail liquor store industry, retail real estate acquisition for a proposed store, business development, and have generated no revenues since inception.  There is substantial doubt about our ability to continue, as a going concern, over the next twelve months.

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

Competition

Liquor stores face intense competition from grocery stores, warehouse clubs, convenience stores, gas stations, and (for some states) Internet retailers.  While many alternative channels have limited alcoholic beverage selections, most offer either convenience or low pricing.    Many large retailers, grocery stores and warehouse clubs are challenging liquor stores on selection by expanding liquor departments (sometimes just seasonally) and offering more products.  Some alternative retailers are adding sommeliers to staff.  There can be no assurance that we will not be affected by this.  There can be no assurance that we can adequately compete against such large liquor chains, grocery chains and warehouse clubs on price, value, purchasing power and customer service.  As such this could delay, postpone, shutter or end our expansion plans.  This could also cause us to close store locations which could drastically decrease revenues and profits.  This could also mean we may have to cease operations and you could lose your investment.

Employees

As of September 30, 2012, we had no employees other than our one (1) officer and director, Ms. Shefali Vibhakar. We anticipate that we will not hire any employees in the next twelve months unless we raise additional capital and we generate significant additional revenues from operations. Our success will depend on the ability and resources of our CEO & President.  If we lose the services of our CEO, we will be forced to either change our business plan and direction or cease operations in this specific business. Our CEO, has no experience in the Retail Beverage Industry and has limited business experience. Our success will have an even greater degree of difficulty due to the fact our CEO has no previous experience in this industry. She will be gaining experience as we move forward, but has no previous experience from which to draw on past knowledge from. She also has limited business experience, and since our success depends greatly on the ability of our CEO & President, this could have an adverse effect on our Company.

General

As stated above, we are a development stage company and to date we have not generated any revenues from our operations.  Our independent auditors have raised substantial doubts as to our ability to continue as a going concern without significant additional financing.  Our management estimates that we will need to raise a minimum of $200,000 over the next twelve (12) months to execute our business strategy, including the implementation of our marketing strategy, which is currently under development. We estimate that it will take a minimum of twelve (12) months to execute our marketing strategy. Because we are small and do not have much capital, we must limit our marketing to the existing business relationships of our CEO.  Because we will be limiting our marketing activities, we may not be able to attract enough financing or interest from potential lenders or funding sources to commence operations.  If we cannot operate profitably, we may have to suspend or cease our operations.

Item 1A.          RISK FACTORS

Not required for smaller reporting companies.

Item 2.      PROPERTIES

Our executive, administrative and operating offices are virtual and located at 2605 72nd Avenue East, M/S 344, Ellenton, Florida  34222. Our corporate mailing address is PO Box 344, Ellenton, FL 34222. Our officer provides this office at no charge to us. We believe this arrangement is adequate for our current needs and resources.

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

Item 4.      MINE SAFETY DISCLOSURES

Not Applicable.

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

Fiscal year ended September 30, 2012 and 2011	High	Low
September 30, 2012 & 2011	$0.00	$0.00

Holders of Our Common Stock

As of the date of this filing, we had thirty (30) shareholders of our common stock.

As of September 30, 2012, the shareholders list from our transfer agent shows that there were 10,193,000 shares of common stock outstanding. Of those shares, 10,000,000 shares, or 98% percent of our outstanding common stock, were owned by our officers and directors.

Stock Option Grants

As of September 30, 2012, we had not granted any stock options.

Description of Our Capital Stock

General

Our authorized capital stock consists of 75,000,000 shares of common stock, par value $0.001 per share, and 0 shares of preferred stock,. There are no provisions in our charter or by-laws that would delay, defer or prevent a change in our control.

Common Stock

As of September 30, 2012, we had 10,193,000 shares of common stock issued and outstanding.

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

Preferred Stock

As of September 30, 2012, we had not designated any series or class of preferred stock and no shares of preferred stock were issued or outstanding.

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

Critical Accounting Policies

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $112,029 and has working capital and shareholder deficits of $83,526 and $82,729 and has no revenue generating operations. These conditions raise substantial doubt about its ability to continue as a going concern.

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

During 2013, the Company intends to raise financing for the purpose of funding operating expenses and working capital.

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

Revenue recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company.

Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the Company’s historical return experience. Deferred revenue is recorded for amounts received in advance of the time at which delivery has occurred or services are performed and included in revenue at the date of delivery or completion of the related services.

Results of Operations

Year Ended September 30, 2012

For the year ended September 30, 2012, we had no revenues or income from operations. We had a Net Loss of $ 36,080.

The Company had a deficit accumulated during the development stage of $112,029 and has working capital and shareholder deficits of $83,526 and $82,729 and has no revenue generating operations.

Accounts payable and accrued expenses consist of trade payables from normal operations of the business. As of September 30, 2012, and 2011, the Company has accrued $82,612 and $47,712 in compensation and other amounts payable to its president and CEO. This amount includes advances of $17,400 to the Company for working capital. These advances are due on demand and have no stated interest rate.

Capital Resources and Liquidity

As of September 30, 2012, we had cash of $86 as compared to cash of $266 as of September 30, 2011.

Net cash used in operating activities totaled $11,080 for the year ended September 30, 2012. This amount consists principally of the net loss offset by amounts accrued to our officer.

Net cash used in operating activities totaled $45,614 for the period from inception to September 30, 2012. This amount consists principally of the net loss offset by amounts accrued to our officer.

Net cash from financing activities totaled $10,900 for the year ended September 30, 2012, and $45,700 for the period from inception to September 30, 2012. These amounts consist of cash received from the sale of common stock and advances from our officer.

In order for us to execute our business plan we will need to raise at least $200,000 in debt or equity. The funds are needed for building out the management team, sales and marketing and working capital. There can be no assurance that we will be able to raise the funds needed to execute our business plan.

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

The financial statements of the Company, together with the Reports of Independent Registered Public Accounting Firm thereon of Kingery & Crouse PA., appear herein. See Index to Financial Statements, appearing on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants by the Company during the fiscal year ended September 30, 2012.

Item 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”), Shefali Vibhakar, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and PFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are not effective for the reason discussed below.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our CEO and PFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our CEO and PFO, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. Based on this evaluation and those criteria, our management, with the participation of our CEO and PFO, concluded that, as of September 30, 2012, our internal control over financial reporting was not effective for the reason discussed below.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Because of our limited operations we only have one employee. Therefore we lack any separation of duties and responsibilities. We intend to add additional employees as needed as our operations expand of which there can be no assurance.

Changes in Internal Control over Financial Reporting.  There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of September 30, 2012:

Name	Age	Position
Ms. Shefali Vibhakar	37	Chief Executive Officer and Director

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

Item 11.  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for each of the latest fiscal years ended September 30, 2012 and 2011.

.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total
Shefali Vibhakar	CEO	2012	24,000	0	0	0	0	0	0	24,000
Shefali Vibhakar	CEO	2011	24,000	0	0	0	0	0	0	24,000

The above 2012 and 2011 compensation includes $24,000 of accrued compensation for each year. We do not anticipate paying any direct compensation to our sole officer and director at this time or in the near future.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Compensation Agreements

On January 13, 2010, we entered into an employment agreement with our CEO for a term of one year from the date of signing and month to month thereafter.  Our CEO will be paid $2,000 per month, and either party can terminate the Employment Agreement without cause upon thirty (30) days’ notice to the other party. Members of our Board of Directors do not receive compensation for their services as Directors.

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

The following table sets forth, as of September 30, 2012, information regarding the beneficial ownership of our common stock: (i) by each of our directors and executive officers; (ii) by all directors and executive officers as a group; or (iii) by all persons known to us to own 5% or more of our outstanding shares of common stock. The mailing address for each of the persons indicated is our corporate headquarters.

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

(1)           Includes 100,000 shares held by a private entity majority controlled by Ms. Vibhakar

This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Applicable percentages are based upon 10,193,000 shares of common stock outstanding as of September 30, 2012.

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

The percentages in the above table are computed based upon a total of 10,193,000 shares or common stock being outstanding on September 30, 2012.

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

Our virtual office is located at 2605 72nd Avenue East, M/S 344, Ellenton, Florida  34222.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees paid to the Company’s current principal accountant, Kingery & Crouse PA., were as follows:

			Period ended
			December 17, 2009
		Year ended	Year Ended
		Sept 30,	Sept 30,
		2012	2011
1.	Audit fees & Review Fees	$6000	$7800

1.	Audit& Review fees consist of amounts billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Kingery & Crouse, P.A. in connection with statutory and regulatory filings or engagements.

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

The Board reviewed the audited financial statements of the Company as of and for the year ended September 30, 2012 and the period December 17, 2009 (Inception) through September 30, 2012 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended September 30, 2012 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)              Financial Statements

(b)              Exhibits

Lyons Liquors, Inc.

(A Development Stage Company)

FORM 10-K

YEAR ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

Page
PART I
Item 1.	Financial Statements
	Balance Sheets as of September 30, 2012 and September 30, 2011	F-1
	Statements of Operations for the Years ended September 30, 2012 and 2011, and the Period from December 17, 2009 (Inception) through September 30, 2012.	F-2
	Statement of Stockholders’ Equity (Deficit) for the period from December 17, 2009 (Inception) through September 30, 2012	F-3
	Statements of Cash Flows for the Years ended September 30, 2012 and 2011,and the Period from December 17, 2009 (Inception) through September 30, 2012	F-4
	Notes to the Financial Statements	F-5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Lyons Liquors, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Lyons Liquors, Inc. (a development stage Company) as of September 30, 2012 and 2011, and the related statements of operations, stockholders' (deficit), and cash flows for years ended September 30, 2012 and 2011, and the period from inception (December 17, 2009) to September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lyons Liquors, Inc. as of September 30, 2012 and 2011, and the results of its operations, and its cash flows for years ended September 30, 2012 and 2011, the period from inception (December 17, 2009) to September 30, 2012, in conformity with accounting principles generally and accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses from operations and has working capital and stockholder deficiencies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kingery & Crouse PA

Tampa, Florida

December 21, 2012

LYONS LIQUORS, INC.
(A development stage company)
BALANCE SHEETS
As of September 30,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$86	$266
Total Current Assets	86	266
OTHER ASSETS
Deposits	797	797
TOTAL ASSETS	$883	$1,063
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$1,000	$-
Accounts Payable and Accrued Expenses - Officer	82,612	47,712
Total Current Liabilities	83,612	47,712
STOCKHOLDERS' DEFICIT
Common Stock - Par value $0.001; Authorized: 75,000,000; Issued and Outstanding: 10,193,000	10,193	10,193
Additional Paid-In Capital	19,107	19,107
Deficit accumulated during the development stage	(112,029)	(75,949)
Total Stockholders' Deficit	(82,729)	(46,649)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$883	$1,063

The accompanying notes are an integral part of these financial statements.

LYONS LIQUORS, INC.
(A development stage company)
STATEMENTS OF OPERATIONS
Years Ended September 30, 2012 and 2011, and
Inception (December 17, 2009) through September 30, 2012
	Year Ended	Year Ended	Inception to
	September 30,	September 30,	September 30,
	2012	2011	2012
REVENUE	$—	$—	$—
OPERATING EXPENSES:
General and Administrative Expenses	36,080	46,270	112,029
TOTAL OPERATING EXPENSES	36,080	46,270	112,029
LOSS BEFORE INCOME TAXES	(36,080)	(46,270)	(112,029)
INCOME TAXES	—	—	—
NET LOSS	$(36,080)	$(46,270)	$(112,029)
Net Loss Per Common Share, basic & diluted	$(0.00)	$(0.00)
Weighted Common Shares Outstanding, basic & diluted	10,193,000	10,165,515

The accompanying notes are an integral part of these financial statements.

LYONS LIQUORS, INC.
(A development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Inception (December 17, 2009) Through September 30, 2012
	COMMON STOCK		PAID-IN	DEFICIT ACCUMULATED DURING THE
	SHARES	AMOUNT	CAPITAL	DEVELOPMENT STAGE	TOTAL
Stock issued as founder’s shares on January 13, 2010, at $0.001 per share for cash	10,000,000	$10,000	$—	$—	$10,000
Stock issued for cash from January through June 2010, at $0.10 per share	160,000	160	15,840	—	16,000
Net Loss				(29,679)	(29,679)
Balance, September 30, 2010	10,160,000	10,160	15,840	(29,679)	(3,679)
Stock issued for cash during August 2011, at $0.10 per share	23,000	23	2,277	—	2,300
Stock issued for services during August 2011, at $0.10 per share	10,000	10	990	—	1,000
Net Loss	—	—	—	(46,270)	(46,270)
Balance, September 30, 2011	10,193,000	10,193	19,107	(75,949)	(46,649)
Net loss	—	—	—	(36,080)	(36,080)
Balance, September 30, 2012	10,193,000	$10,193	$19,107	$(112,029)	$(82,729)

The accompanying notes are an integral part of these financial statements.

LYONS LIQUORS, INC.
(A development stage company)
STATEMENTS OF CASH FLOWS
Years Ended September 30, 2012 and 2011, and
Inception (December 17, 2009) through September 30, 2012
	Year Ended	Year Ended	Inception to
	September 30,	September 30,	September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,080)	$(46,270)	$(112,029)
(Increase) in Deposits	—	—	(797)
Common shares issued for services	—	1,000	1,000
(Increase) decrease in deferred offering costs	—	5,000	—
Increase in accounts payable and accrued expenses	1,000	—	1,000
Increase in accounts payable and accrued expenses - officer	24,000	24,000	65,212
Total adjustments to net income	25,000	30,000	66,415
Net cash (used in) operating activities	(11,080)	(16,270)	(45,614)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by (used in) investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Officer loans	10,900	6,500	17,400
Common shares issued for cash	—	2,300	28,300
Net cash provided by financing activities	10,900	8,800	45,700
Net increase (decrease) in cash	(180)	(7,470)	86
Cash - beginning balance	266	7,736	—
CASH ENDING BALANCE	$86	$266	$86
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

LYONS LIQUORS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

Revenue is recognized at the time the product is delivered or the service is performed. Provision for sales returns will be estimated based on the Company’s historical return experience. Deferred revenue is recorded for amounts received in advance of the time at which delivery has occurred or services are performed and included in revenue at the date of delivery or completion of the related services.

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

Income Taxes

The Company follows ASC 740 Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. The company believes that no uncertain tax positions exist.

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

Net Income (Loss) Per Common Share

Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Recent Pronouncements

The Company does not believe that no recently issued accounting pronouncements will have a material impact on its financial statements.

NOTE 3	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $112,029 and has working capital and shareholder deficits of $83,526 and $82,729 and has no revenue generating operations. These conditions raise substantial doubt about its ability to continue as a going concern.

While the Company is attempting to develop a business strategy, the Company’s cash position may not be sufficient to support the Company’s daily operations without significant financing. While the Company believes in the viability of its strategy to produce sales volume and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, raise capital and generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.

NOTE 4	ACCRUED EXPENSES

Accounts payable and accrued expenses consist of trade payables from normal operations of the business. As of September 30, 2012, and 2011, the Company has accrued $82,612 and $47,712 in compensation and other amounts payable to its president and CEO. This amount includes advances of $17,400 to the Company for working capital at September 30, 2012. These advances are due on demand and have no stated interest rate.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2012, are as follows:

Deferred tax assets:
Federal net operating loss	$6,900
State net operating loss	2,300
Total deferred tax assets	9,200
Less valuation allowance	(9,200)
$-

The Company has provided a 100% valuation allowance on the deferred tax assets at September 30, 2011, to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the periods ended September 30, 2012 and 2011 is as follows:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on September 30, 2012 by the undersigned, thereunto authorized.

LYONS LIQUORS, INC.

By:	/s/ Shefali Vibhakar
Shefali Vibhakar, Chief Executive Officer and Director

By:	/s/ Shefali Vibhakar
Shefali Vibhakar, principal financial officer and principal accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

SIGNATURE	TITLE	DATE
/s/ Shefali Vibhakar	Chief Executive Officer	December 21, 2012
Shefali Vibhakar	and Director