Form 10-Q
period 2012-12-31
Lyons Liquors Inc.
filed 2013-02-07
CIK 1504912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NUMBER 333-171148

LYONS LIQUORS, INC.

(Exact Name of small business issuer as specified in its charter)

Nevada	27-1656207
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box 344, Ellenton, Florida 34222

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (941) 932-8234

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐   No☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer ☐

Non-accelerated filer☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☑

As of February 7, 2013, the issuer had 10,193,000 outstanding shares of Common Stock.

Form 10-Q

December 31, 2012

PART I.

ITEM 1. FINANCIAL INFORMATION

LYONS LIQUORS, INC.
(a development stage company)
CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2012	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$56	$86
Total Current Assets	56	86
OTHER ASSETS
Deposits	797	797
TOTAL ASSETS	$853	$883

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$3,000	$1,000
Accounts Payable and Accrued Expenses - Officer	89,612	82,612
Total Current Liabilities	92,612	83,612
STOCKHOLDERS' DEFICIT
Common Stock - Par value $0.001;
Authorized: 75,000,000
Issued and Outstanding: 10,193,000	10,193	10,193
Additional Paid-In Capital	19,107	19,107
Deficit accumulated during the development stage	(121,059)	(112,029)
Total Stockholders' Deficit	(91,759)	(82,729)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$853	$883

The accompanying notes are an integral part of these financial statements.

LYONS LIQUORS, INC.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31, 2012 and 2011,
Inception (December 17, 2009) through December 31, 2012
(Unaudited)

	Three Months Ended		Inception to
	December 31,	December 31,	December 31,
	2012	2011	2012
Revenue	$—	$—	$—
OPERATING EXPENSES:
General and Administrative Expenses	9,030	17,000	121,059
TOTAL OPERATING EXPENSES	9,030	17,000	121,059
Loss Before Income Taxes	(9,030)	(17,000)	(121,059)
Income Taxes	—	—	—
NET LOSS	$(9,030)	$(17,000)	$(121,059)
Net Loss Per Common Share, basic & diluted	$(0.00)	$(0.00)
Weighted Common Shares Outstanding, basic & diluted	10,193,000	10,193,000

The accompanying notes are an integral part of these financial statements.

LYONS LIQUORS, INC.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 2012 and 2011, and
Inception (December 17, 2009) through December 31, 2012
(Unaudited)
	Three Months Ended
	December 31,	December 31,	Inception to December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,030)	$(17,000)	$(121,059)
(Increase) in Deposits	—	—	(797)
Common shares issued for services	—	—	1,000
(Increase) decrease in prepaid expenses	—	—	—
Increase in accounts payable and accrued expenses	2,000	—	3,000
Increase in accounts payable and accrued expenses - officer	6,000	11,000	71,212
Total adjustments to net income	8,000	11,000	74,415
Net cash (used in) operating activities	(1,030)	(6,000)	(46,644)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by (used in) investing activities	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Officer loans	1,000	5,900	18,400
Common shares issued for cash	—	—	28,300
Net cash provided by financing activities	1,000	5,900	46,700
Net increase (decrease) in cash	(30)	(100)	56
Cash - beginning balance	86	266	—
CASH ENDING BALANCE	$56	$166	$56
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

LYONS LIQUORS, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of September 30, 2012, and for the year ended and then period from inception through September 30, 2012, including notes thereto.

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

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company has no revenues and has incurred net losses through December 31, 2012, aggregating $121,059. In addition, the Company has negative working capital of $92,556 and negative stockholders’ equity of $91,759 at December 31, 2012.

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

(4) Accrued Expenses

Accrued expenses consist of amounts incurred from normal operations of the business. As of December 31, 2012, the Company has accrued $71,212 in compensation payable to its president and CEO. In addition, this officer has advanced the Company $18,400 for working capital purposes. These amounts are due on demand and have no stated interest rate.

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

Overview

We are a Nevada Corporation founded in December 17, 2009. We are currently a development stage company looking to enter the B2C retail and liquor industry, specifically we intend to own and operate a premier chain of retail stores. We have not yet commenced operations and currently are in the process of developing a business and marketing plan for capital formation. Once we have raised sufficient capital we will begin our operations. However, there is no guarantee that we will be successful in raising the required capital. If we are not successful at raising any capital we may have to change our business plan to a more suitable business and industry sector to be able to raise capital or commence operations. Some possible options include such sectors as Technology, Oil & Gas, Clean Energy and Software Development. However, there can be no assurance that the raising of future equity or change in business sectors will be successful and that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern.

Critical Accounting Policies

Basis of presentation - Going concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company has no revenues and has incurred net losses through December 31, 2012, aggregating $121,059. In addition, the Company has negative working capital of $92,556 and negative stockholders’ equity of $91,759 at December 31, 2012.

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

Results of operations

Results of Operations for the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011.

Due to the fact that we are a development stage company in both periods, we had revenues of $0 for the three months ended December 31, 2012, which was unchanged from our revenue of $0 for the three months ended December 31, 2011. Our cost of goods sold and gross profits were $0 in both periods.

Our net loss for the three months ended December 31, 2012 was $9,030 which was a decrease of $7,970 from our net loss of $17,000 in the three month period ended December 31, 2011.

Results of Operations from Inception December 17, 2009 through December 31, 2012.

Due to the fact that we are a development stage company since inception to our current period, we had revenues of $0 since inception or December 17th 2009 through December 31, 2012. Our cost of goods sold and gross profits were $0 also.

Our net loss since inception or December 17th 2009 through December 31, 2012 was $ 121,059.

Liquidity and Capital Resources

As of December 31, 2012, we had cash of $56 as compared to cash of $86 as of September 30, 2012. Net cash used in operating activities totaled $1,030 for the three months ended December 31, 2012.

Net cash used in operating activities totaled $46,644 for the period December 17, 2009 (Inception) to December 31, 2012. Net cash provided by financing activities totaled $46,700 for the period December 17, (Inception) to December 31, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures . Under the supervision and with the participation of our management, including our President, Chief Executive Officer, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. This is because of our limited operations and we have only one employee, therefore we lack any segregation of duties and responsibilities. We intend to add additional employees as needed and as our operations expand of which there can be no assurance. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended December 31, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LYONS LIQUORS, INC.

/s/ Shefali Vibhakar
February 7, 2013	Shefali Vibhakar
Chief Executive Officer, Chief Financial Officer and Director