Form 10-Q
period 2013-03-31
Lyons Liquors Inc.
filed 2013-05-14
CIK 1504912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NUMBER 333-171148

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.

(Exact Name of small business issuer as specified in its charter)

Nevada	27-1656207
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No.1 Xinhua Road, He Ping District, Tianjin City 300021

(Address of principal executive offices) (Zip Code)

Lyons Liquors Inc.
(Former name or former address, if changed since last report.)

Issuer’s telephone Number: 86-2258900299

(f/k/a Lyons Liquors, Inc.)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No☐

As of May 10, 2013, the issuer had 10,193,000 outstanding shares of common stock.

Form 10-Q

March 31, 2013

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2012. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in forward-looking statements.  Factors that could cause actual results to differ materially from those reflected in the forward-looking statements include, but are not limited to, those discussed under the heading "Risk Factors" in Item 1A of Part II and elsewhere in this report and the risks discussed in our other filings with the SEC. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I.

ITEM 1. FINANCIAL INFORMATION

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.
(f/k/a Lyons Liquors, Inc.)
(a development stage company)
CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$86

Total Current Assets	-	86

OTHER ASSETS
Deposits	-	797

TOTAL ASSETS	$-	$883

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$-	$1,000
Accounts Payable and Accrued Expenses - Officer	-	82,612
Other Payables	3,300	-

Total Current Liabilities	3,300	83,612

STOCKHOLDERS' DEFICIT

Common Stock - Par value $0.001; Authorized: 75,000,000 shares issued and outstanding: 10,193,000 shares	10,193	10,193
Additional Paid-In Capital	110,866	19,107
Deficit accumulated during the development stage	(124,359)	(112,029)

Total Stockholders' Deficit	(3,300)	(82,729)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$883

The accompanying notes are an integral part of these condensed financial statements.

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.
(f/k/a Lyons Liquors, Inc.)
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended March 31, 2013 and 2012, and
Inception (December 17, 2009) through March 31, 2013
(Unaudited)

	Three Months Ended		Six Months Ended		Inception to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012	2013

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	3,300	10,020	12,330	27,020	124,359

TOTAL OPERATING EXPENSES	3,300	10,020	12,330	27,020	124,359

LOSS BEFORE INCOME TAXES	(3,300)	(10,020)	(12,330)	(27,020)	(124,359)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(3,300)	$(10,020)	$(12,330)	$(27,020)	$(124,359)

Net Loss Per Common Share, basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Common Shares Outstanding, basic & diluted	10,193,000	10,193,000	10,193,000	10,193,000

The accompanying notes are an integral part of these condensed financial statements.

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.
(f/k/a Lyons Liquors, Inc.)
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 2013 and 2012, and
Inception (December 17, 2009) through March 31, 2013
(Unaudited)

	Six Months Ended		Inception to
	March 31,	March 31,	March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(12,330)	$(27,020)	$(124,359)

(Increase) in Deposits	-	-	(797)
Common shares issued for services	-	-	1,000
Increase in accounts payable and accrued expenses	2,000	6,000	3,000
Increase in accounts payable and accrued expenses - officer	6,000	12,000	71,212
Increase in other payables	3,300	-	3,300

Total adjustments to net income	11,300	18,000	77,715

Net cash used in operating activities	(1,030)	(9,020)	(46,644)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Officer loans	1,000	8,900	18,400
Common shares issued for cash	-	-	28,300
Contribution of Capital	(56)	-	(56)

Net cash provided by financing activities	944	8,900	46,644

Net decrease in cash	(86)	(120)	-
Cash - beginning of period	86	266	-

CASH - END OF PERIOD	$-	$146	$-

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Deposits and accounts payable forgiven by former principal stockholder	$91,759	$-	$91,759

The accompanying notes are an integral part of these condensed financial statements.

   HENGYI INTERNATIONAL INDUSTRIES GROUP INC.

(f/k/a Lyons Liquors, Inc.)

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2013

(UNAUDITED)

(1) Basis of Presentation

Hengyi International Industries Group Inc.(f/k/a Lyons Liquors, Inc.) (a development stage company) (the “company”) was incorporated under the laws of the State of Nevada on December 17, 2009. On February 22, 2013,Shefali Vibhakar, the then Chief Executive Officer, Chief Financial Officer, sole Director of our company, and the owner of 10,000,000 shares of our common stock, representing approximately 98.10% of our outstanding shares, sold an aggregate of 9,883,105 of those shares, representing approximately 96.96% of outstanding shares of common stock. Effectively March 21, 2013, the company filed with the State of Nevada Certificate of Amendment of Certificate of Incorporation changing the name from Lyons Liquors, Inc. to Hengyi International Industries Group Inc.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Rule 8.03 of Regulation SX. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of September 30, 2012, and for the year ended and then period from inception through September 30, 2012, including notes thereto.

(2). Summary of Significant Accounting Policies

Organization and Business – The corporation was incorporated under the laws of the State of Nevada on December 17, 2009 under the name Lyons Liquors, Inc. On April 15, 2013, the Articles of Incorporation were amended to change the name of the corporation to Hengyi International Industries Group Inc.   The Company intends to seek business opportunities such as a merger, acquisition or other business transaction that will cause the Company to have business operations in the current fiscal year.  The Company anticipates that any cash requirements it may have over the next twelve months will be funded by its principal stockholders.  These fees are believed to be immaterial.

Basis of Accounting - The financial statements are prepared using the accrual basis of accounting in which revenues are recognized when earned and expenses are recognized when incurred.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results may differ from these estimates and assumptions.

Recent Accounting Standards Updates - During the first quarter of 2013, there were no new Accounting Standard Update (ASUs) was issued by the Financial Accounting Standards Board (FASB).  Based upon management’s review, it was determined that this ASU currently has no material effect on the Company’s financial statements. As new ASUs are released, management will assess if they are applicable and if they are applicable, their affect will be included in the notes to the financial statements.

Going concern - The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company has no revenues and has incurred net losses through March 31, 2013, aggregating $124,359. In addition, the company has working capital deficit of $3,300 and negative stockholders’ deficiency of $3,300 at March 31, 2013.

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

(3) Earnings Per Share

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

(4) Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company has no revenues and has incurred net losses from inception through March 31, 2013, aggregating $124,359. In addition, the company has working capital deficit of $3,300 and negative stockholders’ deficiency of $3,300 at March 31, 2013.

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

(5) Subsequent Events. The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through May 15, 2013, which is the date the financial statements were available to be issued.  During our evaluation no subsequent events were identified

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30 2012.

This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

We are a development stage company looking to enter the service industry, specifically we intend to acquire branded franchisehotels , such as multi-functional five-star hotels and franchise business hotels. We have not yet commenced operations and currently are in the process of developing a business and marketing plan for capital formation. Once we have raised sufficient capital we will begin our operations. However, there is no guarantee that we will be successful in raising the required capital. If we are not successful at raising any capital we may have to change our business plan to a more suitable business and industry sector to be able to raise capital or commence operations. Some possible options include such sectors as Technology, Clean Energy and Software Development. However, there can be no assurance that the raising of future equity or change in business sectors will be successful and that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern.

Changes in Control of Registrant

On February 22, 2013, Shefali Vibhakar, the then Chief Executive Officer, Chief Financial Officer, sole Director of our company, and the owner of 10,000,000 shares of our common stock, representing approximately 98.10% of our outstanding shares, sold an aggregate of 9,883,105 of those shares, representing approximately 96.96% of our outstanding shares of common stock, pursuant to a Stock Purchase Agreement dated February 20, 2013 as follows:

Purchaser	Shares Purchased
Saverio Holdings Limited	9,783,105
Qiang Liu	20,000
Linzhou Wang	20,000
Hongkai Bai	20,000
Ruli Wang	10,000
Binbin Li	10,000
Xiufang Hu	10,000
Zhongmiao Hu	10,000

Immediately prior to the closing on February 22, 2013, Ms. Shefali Vibhakar resigned as our Chief Executive Officer and Chief Financial Officer and appointed Yijun Hu as Chief Executive Officer and Chairman of the Board. In addition, Ning Li was appointed as our Chief Financial Officer.

Plan of Operations

We will attempt to acquire other assets or business operations that will maximize shareholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.  We will seek to establish or acquire businesses or assets via the issuance of shares or debt. We currently have no agreements, arrangements or understandings with any person with regards to the acquisition of any other assets or business operations. In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

Results of operations

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012.

Due to the fact that we are a development stage company in both periods, we had revenues of $0 for the three months ended March 31, 2013, which was unchanged from our revenue of $0 for the three months ended March 31, 2012.  Our cost of goods sold and gross profits were $0 in both periods.

Our expenses of $3,300 in the second quarter of 2013 and $10,020 in the same period of 2012 consisted of general and administrative expenses, principally professional fees and the accrual of salary due to our officer.

Our net loss for the three months ended March 31, 2013 was $3,300, which was a decrease of $6,720 from our net loss of $10,020 in the three month period ended March 31, 2012.

Results of Operations for the Six Months Ended March 31, 2013 Compared to the Six Months Ended March 31, 2012.

Due to the fact that we are a development stage company in both periods, we had revenues of $0 for the six months ended March 31, 2013, which was unchanged from our revenue of $0 for the six months ended March 31, 2012.  Our cost of goods sold and gross profits were $0 in both periods.

Our expenses of $12,330 in the first six months of 2013 and $27,020 in the same period of 2012 consisted of general and administrative expenses, principally professional fees, besides professional fees, our expenses in 2012 also included the accrual of salary due to our officer.

Our net loss for the six months ended March 31, 2013 was $12,330, which was a decrease of $14,690 from our net loss of $27,020 for the six month period ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $0 as compared to cash of $86 as of September 30, 2012. Net cash used in operating activities totaled $1,030 for the six months ended March 31, 2013.

Net cash used in operating activities totaled $46,644 for the period from December 17, 2009 (Inception) to March 31, 2013. Net cash provided by financing activities totaled $46,644 for the period from December 17, 2009 (Inception) to March 31, 2013.

In order for us to execute our business plan we will need to raise enough funds in debt or equity. The funds are needed for deposits, sales and marketing and working capital. There can be no assurance that we will be able to raise the funds needed to execute our business plan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures . Under the supervision and with the participation of our management, including our President, Chief Executive Officer, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. This is because of our limited operations and we just have a few employees, therefore we lack any segregation of duties and responsibilities. We intend to add additional employees as needed and as our operations expand of which there can be no assurance. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label
101.PRE*	XBRL Taxonomy Extension Presentation

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

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.

/s/ Yijun HU
May 14, 2013	Chief Executive Officer and Director
/s/Ning LI
Chief Financial Officer and Director