Form 10-Q
period 2013-06-30
Hengyi International Industries Group Inc.
filed 2013-08-14
CIK 1504912

10-Q 1 hyig051113form10q.htm FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 10, 2013, the issuer had 10,193,000 outstanding shares of common stock.

Form 10-Q

June 30, 2013

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

PART I.

ITEM 1. FINANCIAL INFORMATION

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.
(f/k/a Lyons Liquors, Inc.)
(a development stage company)
BALANCE SHEETS

	June 30,	September 30,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$—	$86

Total Current Assets	—	86

OTHER ASSETS
Deposits	—	797

TOTAL ASSETS	$—	$883

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$—	$1,000
Accounts Payable and Accrued Expenses - Officer	—	82,612
Other Payables	8,807	—

Total Current Liabilities	8,807	83,612

STOCKHOLDERS' DEFICIT

Common Stock - Par value $0.001; Authorized: 75,000,000 shares issued and outstanding: 10,193,000 shares	10,193	10,193
Additional Paid-in Capital	110,866	19,107
Deficit accumulated during the development stage	(129,866)	(112,029)

Total Stockholders' Deficit	(8,807)	(82,729)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$883

The accompanying notes are an integral part of these condensed financial statements.

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.
(f/k/a Lyons Liquors, Inc.)
(a development stage company)
STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended June 30, 2013 and 2012, and
Inception (December 17, 2009) through Jun 30, 2013
(Unaudited)

	Three Months Ended		Nine Months Ended		Inception to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013

REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	5,507	7,030	17,837	34,050	129,866

TOTAL OPERATING EXPENSES	5,507	7,030	17,837	34,050	129,866

LOSS BEFORE INCOME TAXES	(5,507)	(7,030)	(17,837)	(34,050)	(129,866)

INCOME TAXES	—	—	—	—	—

NET LOSS	$(5,507)	$(7,030)	$(17,837)	$(34,050)	$(129,866)

Net Loss Per Common Share, basic & diluted	$0	$0	$0	$0	$0

Weighted Common Shares Outstanding, basic & diluted	10,193,000	10,193,000	10,193,000	10,193,000

The accompanying notes are an integral part of these condensed financial statements.

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.
(f/k/a Lyons Liquors, Inc.)
(a development stage company)
STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 2013 and 2012, and
Inception (December 17, 2009) through June 30, 2013
(Unaudited)

	Nine Months Ended		Inception to
	June 30,	June 30,	June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(17,837)	$(10,050)	$(129,866)

(Increase) in deposits	—	—	(797)
Common shares issued for services	—	—	1,000
Increase in accounts payable and accrued expenses	2,000	—	3,000
Increase in accounts payable and accrued expenses - officer	6,000	—	71,212
Increase in other payables	8,807	—	8,807

Total adjustments to net income	16,807	—	83,222

Net cash used in operating activities	(1,030)	—	(46,644)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows provided by (used in) investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Officer loans	1,000	9,900	18,400
Common shares issued for cash	—	—	28,300
Contribution of Capital	(56)		(56)

Net cash provided by financing activities	944	9,900	46,644

Net increase(decrease) in cash	(86)	(150)	—
Cash - beginning of period	86	266	—

CASH - END OF PERIOD	$—	$116	$—

Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Deposits and accounts payable forgiven by former principal stockholder	$91,759	$—	$91,759

The accompanying notes are an integral part of these condensed financial statements.

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.

(f/k/a Lyons Liquors, Inc.)

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

(1) Basis of Presentation

Hengyi International Industries Group Inc. (f/k/a Lyons Liquors, Inc.) (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on December 17, 2009.

On February 22, 2013, Shefali Vibhakar, the then Chief Executive Officer, Chief Financial Officer, sole Director of our company, and the owner of 10,000,000 shares of our common stock, representing approximately 98.10% of our outstanding shares, sold an aggregate of 9,883,105 of those shares, representing approximately 96.96% of outstanding shares of common stock, to various buyers. As the result, Saverio Holdings Limited (“Saverio”) obtained 9,783,105 shares of the 9,883,105 shares. Mr. Yijun Hu is the sole director of Saverio and appointed as the Company’s Chairman and Chief Executive Officer.

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

(2) Summary of Significant Accounting Policies

Organization and Business - The corporation was incorporated under the laws of the State of Nevada on December 17, 2009 under the name Lyons Liquors, Inc. On April 15, 2013, the Articles of Incorporation were amended to change the name of the corporation to Hengyi International Industries Group Inc. The Company intends to seek business opportunities such as a merger, acquisition or other business transaction that will cause the Company to have business operations in the current fiscal year.  The Company anticipates that any cash requirements it may have over the next twelve months will be funded by its principal stockholders.  These fees are believed to be immaterial.

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

Recent Accounting Standards Updates - In July 2012, FASB issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 allows an entity the option of first performing a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU No. 2012-02 did not have an impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU would allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 did not have an impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted because compliance with amendments is already permitted. We already comply with this presentation.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, we have not determined whether implementation of such proposed standards would be material to our financial statements.

Going concern - The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company has no revenues and has incurred net losses through June 30, 2013, aggregating $129,866. In addition, the Company has working capital deficit of $8,807 and stockholders’ deficiency of $8,807 at June 30, 2013.

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

(3) Earnings (Losses) Per Share

The Company calculates net income (loss) per share as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, "Earnings per Share." Basic earnings (losses) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (losses) per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the nine months periods ended June 30, 2013 and 2012.

(4) Basis of Reporting

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company has no revenues and has incurred net losses through June 30, 2013, aggregating $129,866. In addition, the Company’s working capital is deficit of $8,807 and has negative stockholders’ equity of $8,807 at June 30, 2013.

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

(5) Subsequent Events

The Company has evaluated subsequent events in accordance with Accounting Standards Codification Topic 855, Subsequent Events, through August 15, 2013, which is the date the financial statements were available to be issued.  During our evaluation no subsequent events were identified.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion of our financial condition and results of the operation should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

We are a development stage company looking to enter the service industry, specifically that we intend to acquire branded franchise hotels, such as multi-functional five-star hotels franchise business hotels. We have not yet commenced operations and currently are in the process of developing a business and marketing plan for capital formation. Once we have raised sufficient capital we will begin our operations. However, there is no guarantee that we will be successful in raising the required capital. If we are not successful at raising any capital we may have to change our business plan to a more suitable business and industry sector to be able to raise capital or commence operations. Some possible options include such sectors as Technology, Clean Energy and Software Development. However, there can be no assurance that the raising of future equity or change in business sectors will be successful and that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern.

Changes in Control of Registrant

On February 22, 2013, Shefali Vibhakar, the then Chief Executive Officer, Chief Financial Officer, sole Director of our company, and the owner of 10,000,000 shares of our common stock, representing approximately 98.10% of our outstanding shares, sold an aggregate of 9,883,105 of those shares, representing approximately 96.96% of our outstanding shares of common stock, to various buyers. Pursuant to the Stock Purchase Agreement dated February 20, 2013, the beneficial ownership of the 9,883,105 common stock is as follows:

Purchaser	Shares Purchased
Saverio Holdings Limited	9,783,105
Qiang Liu	20,000
Linzhou Wang	20,000
Hongkai Bai	20,000
Ruli Wang	10,000
Bibbin Li	10,000
Xiufang Hu	10,000
Zhongmiao Hu	10,000

Immediately prior to the closing on February 22, 2013, Ms. Shefali Vibhakar resigned as our Chief Executive Officer and Chief Financial Officer and Mr. Yijun Hu was appointed as Chief Executive Officer and the Chairman of the Board. In addition, Mr. Ning Li was appointed as our Chief Financial Officer.

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

Results of operations

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012.

Due to the fact that we are a development stage company in both periods, we had revenues of $0 for the three months ended June 30, 2013, which was unchanged from our revenue of $0 for the three months ended June 30, 2012.  Our cost of goods sold and gross profits were $0 in both periods as well.

Our expenses of $5,507 in the third quarter of 2013 and $7,030 in the same period of 2012 consisted of general and administrative expenses, and principally professional fees.

Our net loss for the three months ended June 30, 2013 was $5,507, which was a decrease of $1,523 from our net loss of $7,030 in the three month period ended June 30, 2012.

Results of Operations for the Nine Months Ended June 30, 2013 Compared to the Nine Months Ended June 30, 2012.

Due to the fact that we are a development stage company in both periods, we had revenues of $0 for the nine months ended June 30, 2013 and 2012.  Our cost of goods sold and gross profits were $0 in both periods as well.

Our expenses of $17,837 during the nine months ended June 30, 2013 and $34,050 during the same period of 2012 consisted of general and administrative expenses, and principally professional fees. Besides professional fees, our expenses in 2012 also included the accrual of salary due to our former Chief Executive Officer.

Our net loss for the nine months ended June 30, 2013 was $17,837, which was a decrease of $16,213 from our net loss of $34,050 for the nine month period ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $0 as compared to cash of $86 as of September 30, 2012. Net cash used in operating activities totaled $1,030 for the nine months ended June 30, 2013.

Net cash used in operating activities totaled $46,644 for the period from December 17, 2009 (Inception) to June 30, 2013. Net cash provided by financing activities totaled $46,644 for the period from December 17, 2009 (Inception) to June 30, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Executive Officer, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer, Chief Financial Officer and Secretary concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. This is because of our limited operations and we just have a few employees, therefore we lack any segregation of duties and responsibilities. We intend to add additional employees as needed and as our operations expand of which there can be no assurance. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED.

None

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1 31.2

Certification of Chief Executive officer required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Certification of Chief Financial officer required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 32.2

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

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.
August 14, 2013	/s/ Yijun Hu
Chief Executive Officer
/s/ Li Ning
Chief Financial Officer