Form 10-K
period 2013-09-30
Hengyi International Industries Group Inc.
filed 2013-12-27
CIK 1504912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ___________ to ______________.

COMMISSION FILE NUMBER:  333-171148

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.

(Exact Name of Small Business Issuer in its Charter)

Nevada (State of Incorporation)	27-1656207 (IRS Employer ID No.)

NO.1 Xinhua Road, He Ping District, Tianjin City 300021

(Address of principal executive offices)

86-2258900299

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

Yes  ☑                                           No  ☐

 As of December 21, 2013 the issuer had 10,193,000 outstanding shares of Common Stock.

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

Unless the context otherwise requires, references in this Annual Report to "registrant", "issuer", "we", "us", "our", "the Company" or "ours" refer to Hengyi International Industries Group Inc.

PART I

Our Background & Business

Hengyi International Industries Group Inc. (fk/a Lyons Liquors, Inc.) (a development stage company) (the "Company") was incorporated pursuant to the laws of the State of Nevada on December 17, 2009. We are a development stage company looking to enter the service industry, with a goal to acquire branded franchise hotels, such as multi-functional five-star hotel franchises and we are focused on establishing hotels in Tianjin, China. We have not yet commenced operations nor have we generated any revenues. We are currently in the process of developing a business and marketing plan for capital formation. Since our inception our day to day operation is working to ensure this goal. We have no plan, arrangement, commitment or understandings to engage in any type of merger or acquisition with another company. We are committed to developing our business plan, determining the market for our services, and marketing our capital formation plan to ensure the future success of our business. We have not sold any products or commenced any activities in the service industry, and have generated revenue since inception.

Marketing

With the development of China's economy, increase of tourism business and common household income, all the factors result in a growing demand of the hotel market, in particular high-end multi-functional five-star hotels and franchise business hotels. In Tianjin, although many hotels especially chain inns were established in the past few years, hotel operators are expecting more competition from high end hotels against chain inns

Competition

At present, there are many hotels in Tianjin. A hotel that is fully functional, reasonably priced and located in a flourishing downtown area with excellent service may compete with us in terms of customers and pricing strategies. Considering the huge market potential in China’s hotel industry and the low market entry threshold, there will be increasing competition in the hotel industry.

Employees

As of September 30, 2013, we had no employees other than our Chief Executive Officer and sole director, Mr. Yijun Hu and Chief Financial Officer, Ms. Ning Li. We anticipate that we will not hire any employees in the next twelve months unless we raise additional capital and we generate significant additional revenues from operations. Our success will depend on the ability and resources of our Chief Executive Officer (“CEO”), who is experienced in acquiring branded franchise hotels and has resources in relevant business.  If we lose the services of our CEO, we will be forced to either change our business plan and direction or cease operations in this specific business.

General

As stated above, we are a development stage company and to date we have not generated any revenues from our operations. Because we have not opened up any business, we may not be able to attract enough financing or interest from potential lenders or funding sources to commence operations.  If we cannot operate profitably, we may have to suspend or cease our operations.

Item 1A.    RISK FACTORS

Not required for smaller reporting companies.

Item 2.      PROPERTIES

Our business address is NO.1 Xinhua Road, He Ping District, Tianjin City 300021. Our office space is provided by our CEO to the Company free of charge. We believe this arrangement is adequate for our current needs and resources.

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

Our common stock is quoted on the “OTCBB”, under the symbol “HYIG”.  We are currently inactively trading at $1.00 and our trading volume is minimal.

Holders of Our Common Stock

As of the date of this filing, we had twenty-five (25) shareholders of our common stock.

As of September 30, 2013, the shareholders list from our transfer agent shows that there were 10,193,000 shares of common stock outstanding. Of those shares, 9,783,105 shares, or 95.98% percent of our outstanding common stock, were owned by Saverio Holdings Limited (“Saverio”), a company incorporated in British Virgin Islands. Mr. Yijun Hu is the sole director of Saverio.

Stock Option Grants

As of September 30, 2013, we had not granted any stock options.

Description of Our Capital Stock

General

Our authorized capital stock consists of 75,000,000 shares of common stock, par value $0.001 per share, and 0 shares of preferred stock. There are no provisions in our charter or by-laws that would delay, defer or prevent a change in our control.

Common Stock

As of September 30, 2013, we had 10,193,000 shares of common stock issued and outstanding.

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

Preferred Stock

As of September 30, 2013, we had not designated any series or class of preferred stock and no shares of preferred stock were issued or outstanding.

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

Forward-Looking Statements

The following discussion and analysis of our Company’s financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

Overview

We are a development stage company, incorporated on December 17, 2009 under the laws of the State of Nevada, looking to enter the service industry specifically that we intend to acquire branded franchise hotels, in particular high-end multi-functional five-star hotels and franchise business hotels. We have not yet commenced operations and currently are in the process of developing a business and marketing plan for capital formation. We may acquire target company upon obtaining sufficient capital. However, there is no guarantee that we will be successful in raising the required capital. If we are not successful at raising any capital we may have to change our business plan to a more suitable business and industry sector to be able to raise capital or commence operations. Some possible options include such sectors as Technology, Clean Energy and Software Development. However, there can be no assurance that the raising of future equity or change in business sectors will be successful and that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern. The company has adopted its fiscal year end to be September 30.

Critical Accounting Policies

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $133,566 and a working capital and shareholder deficit of $12,507 and has no revenue generating operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to execute its development strategy, the Company’s cash position may not be sufficient to support the Company's daily operations without significant financing. While the Company believes in the viability of its strategy to achieve revenue generating operations and in its ability to raise additional funds, there can be no assurances that these goals can be achieved. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to implement its business plan and to generate sufficient revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During 2014, the Company intends to raise financing for the purpose of funding operating expenses and working capital.

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

Revenues Recognition

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

Immediately prior to the closing on February 22, 2013, Ms. Shefali Vibhakar resigned as our Chief Executive Officer and Chief Financial Officer and Mr. Yijun Hu was appointed as Chief Executive Officer and the Chairman of the Board. In addition, Ms. Ning Li was appointed as our Chief Financial Officer.

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

Results of operations

Results of Operations for the Year Ended September 30, 2013, Compared to the Year Ended September 30, 2012.

Due to the fact that we are a development stage company in both periods, we had revenues of $0 for the years ended September 30, 2013 and 2012.  Our cost of goods sold and gross profits were $0 in both periods as well.

Our expenses of $21,537 during the year ended September 30, 2013 and $36,080 during the same period of 2012 consisted of general and administrative expenses, and professional fees. Besides professional fees, our expenses in 2012 also included the accrual of salary due to our former Chief Executive Officer.

The Company had a deficit accumulated during the development stage of $133,566 and has working capital and shareholder deficits of $12,507 and has no revenue generating operations.

Accounts payable and accrued expenses consist of trade payables from normal operations of the business. As of September 30, 2013 and 2012, the Company has accrued $0 and $82,612 in compensation and other amounts payable to its former president and CEO.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $0 as compared to $86 as of September 30, 2012. Net cash used in operating activities totaled $1,030 for the year ended September 30, 2013. This amount consists principally of the net loss offset by amounts accrued to payables for legal fees and accounting expenses.

Net cash used in operating activities totaled $46,644 for the period from December 17, 2009 (Inception) to September 30, 2013. This amount consists principally of the net loss offset by amounts accrued to payables for legal fees and accounting expenses and payables to our former officer.

Net cash provided by financing activities totaled $944 and $10,900 for the years ended September 30, 2013 and 2012, and $46,644 for the period from December 17, (Inception) to September 30, 2013. These amounts consist principally of cash received from the sale of common stock and advances from our officer.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are presented following Item 15.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We changed auditor from Kingery & Crouse PA to RBSM and then to HHC during the fiscal year ended September 30, 2013.

Effective April 8, 2013, upon the approval of the board of directors of the Company, the Company dismissed Kingery & Crouse PA, as the Company’s independent registered public accountant.

Although the report of Kingery & Crouse PA on the Company’s financial statements for the fiscal year ended September 30, 2012 and 2011 included an explanatory paragraph that noted substantial doubt about the Company’s ability to continue as a going concern. They did not contain any adverse opinion or a disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended September 30, 2012 and 2011 as well as the subsequent interim period preceding our decision to dismiss Kingery & Crouse PA, there have been no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and Kingery & Crouse PA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Kingery & Crouse PA, would have caused them to make reference thereto in their report on financial statements for such years.

On April 8, 2013, upon the approval of the board of directors of the Company, the Company engaged RBSM LLP (“RBSM”) as the independent registered public accounting firm for the Company. During the Company’s fiscal years ended September 30, 2012 and 2011 as well as the subsequent interim period preceding our decision to retain RBSM, the Company did not consult with RBSM regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

Prior to filing a Form 8-K reporting such change, the Company provided Kingery & Crouse PA with a copy of the foregoing disclosures in the Form 8-K and Kingery & Crouse PA furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with the Company's statements in the Form 8-K. A copy of the letter furnished by Kingery & Crouse PA was filed as an exhibit to that Form 8-K.

On December 2, 2013, upon the approval of its Board of Directors, Hengyi International Industries Group Inc.(the “Company”) dismissed RBSM LLP (“RBSM”) as the Company’s independent registered public accounting firm. RBSM had served as the Company’s independent registered public accountant since its engagement on April 8, 2013.

During the interim period ended March 31, 2013 and June 30, 2013 and through the date of this report, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) between the Company and RBSM on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RBSM, would have caused it to make reference to the subject matter of the disagreement in their reports on financial statements for such periods.

On December 2, 2013, the Company provided RBSM with a copy of this Form 8-K prior to its filing with the SEC and requested RBSM to furnish a letter addressed to the SEC stating whether it agrees with the statements made above in response to Item 304(a) of Regulation S-K and if not, stating with respect in which it does not agree. We have not received any response letter from RBSM yet.

On December 2, 2013, upon the approval of the board of directors of the Company, the Company engaged HHC as its independent registered public accounting firm for the year ended December 31, 2013. The engagement was approved by the Company’s Board of Directors on December 2, 2013.

During the two most recent fiscal years ended December 31, 2012 and any subsequent period prior to RBSM’s engagement, and during the period prior to the engagement of HHC, neither the Company nor anyone on the Company's behalf consulted with HHC regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or (ii) the type of audit opinion that might be rendered on the Company's financial statements, either written or oral advice in reaching a decision as to any accounting, auditing or financial reporting issues, or (iii) any matter that was either the subject of a disagreement as described in Items 304(a)(1)(iv) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer, and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. This is because of our limited operations and we just have a few employees, therefore we lack any segregation of duties and responsibilities. We intend to add additional employees as needed and as our operations expand of which there can be no assurance. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the year ended September 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of September 30, 2013:

Name	Age	Position
Mr. Yijun Hu	40	Chief Executive Officer and Director
Ms. Ning Li	37	Chief Financial Officer

Background of Officers and Directors

The following biographies describe the business experience of our executive officers and directors:

Yijun Hu– Chief Executive Officer and Director

Mr. Yijun Hu, has been our Chief Executive Officer and sole director since Shefali Vibhakar sold her the common stock in February 2013. Mr. Yijun Hu, is responsible for establishing the company’s business model to be implemented at Hengyi. He has served as our President and CEO since inception. Mr. Yijun Hu is responsible for the strategic direction and overall day to day operations. He has a wealth of experience in running or developing acquired branded franchise hotels. As of September 30, 2013, Mr. Yijun Hu already had owned four Home Inns.

Ning Li– Chief Financial Officer

Ms. Ning Li. has been our Chief Financial Officer in February 2013. Ms. Ning Li graduated from Tianjin University of Finance & Economics and has engaged in financial work for years, gaining extensive experience in finance and management.

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

Director Compensation

Our director currently does not receive any compensation for their roles as members of our Board of Directors and no director receives a salary as a director.

Item 11.  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and Chief Financial Officer, our most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for each of the latest fiscal years ended September 30, 2013 and 2012.

Name	Title	Year	Salary	Bonus	Stock awards	Option awards	Non equity incentive plan compensation	Non qualified deferred compensation	All other compensation	Total
Yijun Hu	CEO	2013	0	0	0	0	0	0	0	0
Ning Li	CFO	2013	0	0	0	0	0	0	0	0
Shefali Vibhakar	CEO	2012	24,000	0	0	0	0	0	0	24,000

Yijun Hu and Ning Li did not hold any position in the fiscal year ended September 30, 2012.

We do not currently pay the salary to CEO and CFO during 2013. We do not anticipate paying any monetary compensation to our officers and sole director at this time or in the near future.

Stock Option Grants

We have not granted any stock options to the executive officers since our inception.

Compensation Agreements

None

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

The following table sets forth, as of September 30, 2013, information regarding the beneficial ownership of our common stock: (i) by each of our directors and executive officers; (ii) by all directors and executive officers as a group; or (iii) by all persons known to us to own 5% or more of our outstanding shares of common stock. The mailing address for each of the persons indicated is our corporate headquarters.

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

Shareholders	# of Shares	Percentage
Saverio Holdings Limited	9,783,105	95.98%
All directors and executive officers as a group [1 person]	9,783,105	95.98%

(1) This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 10,193,000 shares of common stock outstanding as of September 30, 2013.

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

(2) Saverio Holdings Limited personally owns 9,783,105 shares of our common stock. The percentages in the above table are computed based upon a total of 10,193,000 shares or common stock being outstanding on September 30, 2013.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

None

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We have not paid HHC, our current auditor the audit fee, audit related fee, tax or other fees for the fiscal year ended September 30, 2013 as of today.

We have paid RBSM LLP, our former auditor, audit and review fee of $2,000 for the fiscal year ended September 30, 2013.

We have paid Kingery & Crouse PA, our former auditor, audit and review fee of $6,000 for the fiscal year ended September 30, 2012.

Audit& Review fees consist of amounts billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by RBSM LLP as of December 2, 2013 and provided by HHC from December 2, 2013 until today in connection with statutory and regulatory filings or engagements.

The Company has not designated a formal audit committee.  However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors (Board), in the absence of a formally appointed committee, is, by definition, the Company’s audit committee.

In discharging its oversight responsibility as to the audit process, commencing with the engagement of HHC, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by applicable accounting standards.  The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in the appropriate Statement(s) on Auditing Standards.

The Board reviewed the audited financial statements of the Company as of and for the year ended September 30, 2013 and the period from December 17, 2009 (Inception) through September 30, 2013 with management and the independent auditors.  Management has the sole ultimate responsibility for the preparation of the Company’s financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company’s audited financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended September 30, 2013 for filing with the U. S. Securities and Exchange Commission.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)              Financial Statements

(b)              Exhibits

Hengyi International Industries Group Inc.

(A Development Stage Company)

FORM 10-K

YEAR ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

Page
PART I
Item 1.	Financial Statements
	Balance Sheets as of September 30, 2013 and 2012	F-1
	Statements of Operations for the Years ended September 30, 2013 and 2012, and the Period from December 17, 2009 (Inception) through September 30, 2013.	F-2
	Statement of Stockholders’ Deficit for the period from December 17, 2009 (Inception) through September 30, 2013	F-3
	Statements of Cash Flows for the Years ended September 30, 2013 and 2012 and the Period from December 17, 2009 (Inception) through September 30, 2013	F-4
	Notes to the Financial Statements	F-5

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Hengyi International Industries Group Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Hengyi International Industries Group Inc. (a development stage company) as of September 30, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2013. We did not audit the financial statements for the period beginning December 17, 2009 through September 30, 2012~~.~~ These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing, the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hengyi International Industries Group Inc. as of September 30, 2013, and the results of its operations, and its cash flows for the year ended September 30, 2013, in conformity with accounting principles generally and accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred significant losses from operations and has working capital and stockholder deficiencies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HHC

Forest Hills, New York

December 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Lyons Liquors, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Lyons Liquors, Inc. (a development stage Company) as of September 30, 2012, and the related statements of operations, stockholders' (deficit), and cash flows for year ended September 30, 2012, and the period from inception (December 17, 2009) to September 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lyons Liquors, Inc. as of September 30, 2012, and the results of its operations, and its cash flows for the year ended September 30, 2012, and the period from inception (December 17, 2009) to September 30, 2012, in conformity with accounting principles generally and accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred significant losses from operations and has working capital and stockholder deficiencies. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kingery & Crouse PA

Tampa, Florida

December 21, 2012

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.
(f/k/a Lyons Liquors, Inc.)
(a development stage company)
BALANCE SHEETS
	September 30,	September 30,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$—	$86
Total Current Assets	—	86
OTHER ASSETS
Deposits	—	797
TOTAL ASSETS	$—	$883

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$12,507	$1,000
Accounts Payable and Accrued Expenses - Officer	—	82,612
Total Current Liabilities	12,507	83,612
STOCKHOLDERS' DEFICIT
Common Stock - Par value $0.001; Authorized: 75,000,000; Shares issued and outstanding: 10,193,000 shares	10,193	10,193
Additional Paid-In Capital	110,866	19,107
Deficit accumulated during the development stage	(133,566)	(112,029)
Total Stockholders' Deficit	(12,507)	(82,729)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$883

The accompanying notes are an integral part of these financial statements.

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.
(f/k/a Lyons Liquors, Inc.)
(a development stage company)
STATEMENTS OF OPERATIONS
Years Ended September 30, 2013 and 2012, and
Inception (December 17, 2009) through September 30, 2013
			Inception to
	For the Years Ended September 30,		September 30,
	2013	2012	2013
REVENUE	$—	$—	$—
OPERATING EXPENSES:
GENERAL AND ADMINISTRATIVE EXPENSES	21,537	36,080	133,566
TOTAL OPERATING EXPENSES	21,537	36,080	133,566
LOSS BEFORE INCOME TAXES	(21,537)	(36,080)	(133,566)
INCOME TAXES	—	—	—
NET LOSS	$(21,537)	$(36,080)	$(133,566)
Net Loss Per Common Share, basic & diluted	$(0.00)	$(0.00)
Weighted Common Shares Outstanding, basic & diluted	10,193,000	10,193,000

The accompanying notes are an integral part of these financial statements.

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
Inception (December 17, 2009) through September 30, 2013
				DEFICIT
				ACCUMULATED
				DURING THE
	COMMON STOCK		PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL
Stock issued as founder’s shares on January 13, 2010, at $0.001 per share for cash	10,000,000	$10,000	$—	$—	$10,000
Stock issued for cash from January through June 2010, at $0.10 per share	160,000	160	15,840	—	16,000
Net Loss				(29,679)	(29,679)
Balance, September 30, 2010	10,160,000	10,160	15,840	(29,679)	(3,679)
Stock issued for cash during August 2011, at $0.10 per share	23,000	23	2,277	—	2,300
Stock issued for services during August 2011, at $0.10 per share	10,000	10	990	—	1,000
Net Loss	—	—	—	(46,270)	(46,270)
Balance, September 30, 2011	10,193,000	10,193	19,107	(75,949)	(46,649)
Net Loss	—	—	—	(36,080)	(36,080)
Balance, September 30, 2012	10,193,000	10,193	19,107	(112,029)	(82,729)
Deposits and accounts payable forgiven by former principal shareholder	—	—	91,759	—	91,759
Net Loss	—	—	—	(21,537)	(21,537)
Balance, September 30, 2013	10,193,000	$10,193	$110,866	$(133,566)	$(12,507)

The accompanying notes are an integral part of these financial statements.

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.
(f/k/a Lyons Liquors, Inc.)
(a development stage company)
STATEMENTS OF CASH FLOWS
Years Ended September 30, 2013 and 2012, and
Inception (December 17, 2009) through September 30, 2013
			Inception to
	For the Years Ended September 30,		September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(21,537)	$(36,080)	$(133,566)

(Increase) in Deposits	—	—	(797)
Common shares issued for services	—	—	1,000
Increase in accounts payable and accrued expenses	14,507	1,000	15,507
Increase in accounts payable and accrued expenses - officer	6,000	24,000	71,212
Total adjustments to net income	20,507	25,000	86,922

Net cash used in operating activities	(1,030)	(11,080)	(46,644)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows provided by (used in) investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Officer loans	1,000	10,900	18,400
Common shares issued for cash	—	—	28,300
Contribution of Capital	(56)		(56)

Net cash provided by financing activities	944	10,900	46,644

Net increase (decrease) in cash	(86)	(180)	—
Cash - beginning of period	86	266	—

CASH - END OF PERIOD	$—	$86	$—

Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
Deposits and accounts payable forgiven by former principal stockholder	$91,759	$—	$91,759

The accompanying notes are an integral part of these financial statements.

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.

(f/k/a Lyons Liquors, Inc.)

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Note 1 – Organization, Business and Operations

Hengyi International Industries Group Inc. (f/k/a Lyons Liquors, Inc.) (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on December 17, 2009 under the name Lyons Liquors, Inc.

On February 22, 2013, Shefali Vibhakar, the then Chief Executive Officer, Chief Financial Officer, sole Director of the Company, and the owner of 10,000,000 shares of the Company’s common stock, representing approximately 98.10% of the Company’s outstanding shares, sold an aggregate of 9,883,105 of those shares, representing approximately 96.96% of outstanding shares of common stock, to various buyers. As the result, Saverio Holdings Limited (“Saverio”) obtained 9,783,105 shares of the 9,883,105 shares. Mr. Yijun Hu is the sole director of Saverio and appointed as the Company’s Chairman and Chief Executive Officer.

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

Note 2 – Development Stage Company

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in ASC 915, "Accounting and Reporting for Development Stage Companies." The Company is subject to a number of risks similar to those of other companies in an early stage of development.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

Management acknowledges its responsibility for the preparation of the accompanying financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the years presented. The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.  The Company’s functional currency is United States Dollars (“USD”). The financial statements include all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading.

Use of Estimates –

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period.  Actual results may differ from these estimates and assumptions.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	For the Year Ended September 30,
	2013	2012
Expected income tax recovery (expense) at the statutory rate of 34%	$(7,300)	$(2,400)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	—	—
Change in valuation allowance	7,300	2,400
Provision for income taxes	$—	$—

The components of deferred income taxes are as follow:

	For the Year Ended September 30,
	2013	2012
Deferred income tax asset:
Net operating loss carry forwards	$16,500	$9,200
Valuation allowance	(16,500)	(9,200)
Deferred income taxes	$—	$—

As of September 30, 2013, the Company has a net operating loss carryforward for tax purposes of approximately $55,000 available to offset future taxable income through 2032. The principal difference between the NOL for book purposes and tax purposes results from accrued officer salaries contributed to capital and common shares issued for services. The increases in the valuation allowance at September 30, 2013 and 2012 were $7,300 and $2,400, respectively. The utilization of the Company’s NOL may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code. Such change in ownership, for purposes of utilization of the Company’s NOL’s under Section 382, may have occurred with the change of company ownership that occurred on February 22, 2013.

The Company’s income tax returns since inception are subject to audit by regulatory authorities.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.

Management is not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations.

FASB ASC Topic 740, Income Taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. ASC Topic 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize tax liabilities in accordance with ASC Topic 740 and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Basic and Diluted Loss per Share

The Company reports loss per share in accordance with FASB ASC 260 “Earnings per share”. The Company’s basic earnings per share are computed using the weighted average number of shares outstanding for the periods presented. Diluted earnings per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained were assumed to be used to purchase common stock at the average market price during the period. There were no dilutive instruments outstanding during the years ended September 30, 2013 and 2012. However, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company's net loss.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosure (“ASC 820”) for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not identify any assets and liabilities that are required to be presented on the condensed balance sheets at fair value in accordance with the relevant accounting standards.

The carrying values of accounts payables and debts approximate their fair values due to the short maturities of these instruments.

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

Business Segments

The Company operates in one segment and therefore segment information is not presented.

Recent Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, the Company has not determined whether implementation of such proposed standards would be material to our financial statements.

Note 4 – Stockholders’ Deficiency

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

On February 22, 2013, Shefali Vibhakar, the then Chief Executive Officer, Chief Financial Officer, sole Director of the Company, and the owner of 10,000,000 shares of the Company’s common stock, representing approximately 98.10% of the Company’s outstanding shares, sold an aggregate of 9,883,105 of those shares, representing approximately 96.96% of outstanding shares of common stock, to various buyers. As the result, Saverio Holdings Limited (“Saverio”) obtained 9,783,105 shares of the 9,883,105 shares. Mr. Yijun Hu is the sole director of Saverio and appointed as the Company’s Chairman and Chief Executive Officer.

Note 5 – Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company is in the development stage and has experienced a loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. The Company has no revenues and has incurred net losses through September 30, 2013, aggregating $133,566. In addition, the Company has working capital deficit of $12,507 and stockholders’ deficiency of $12,507 at September 30, 2013.

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

(b)  Exhibits

Ex. No.	Document Description
31.1*	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on September 30, 2012 by the undersigned, thereunto authorized.

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.
/s/ Yijun Hu
Chief Executive Officer and Director
/s/ Li Ning
Chief Financial Officer and Director

Date: December 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

SIGNATURE	TITLE	DATE
/s/ Yijun Hu	Chief Executive Officer	December 27, 2013
Yijun Hu

/s/ Ning Li	Chief Financial Officer	December 27, 2013
Ning Li