Form 10-K/A
period 2013-09-30
Hengyi International Industries Group Inc.
filed 2014-02-14
CIK 1504912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/ A

(Amendment No.1)

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

Yes  ☑                                           No  ☐

As of February 13, 2014, the issuer had 10,193,000 outstanding shares of Common Stock.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Amended 10-K”) of Hengyi International Industries Group, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the Securities and Exchange Commission (the “SEC”) on December 27, 2013 (the “Original 10-K”). The Amended 10-K is being filed, in response to SEC comments in a letter dated February 7, 2014, to amend the Original 10-K as follows:

1.	To amend and restate Part II, Item 8, “Financial Statements and Supplementary Data” for the purpose of including a revised Report of Independent Registered Public Accounting Firm, which now includes the cumulative period from December 17, 2009, the date of inception, through September 30, 2013 in the scope and opinion paragraphs of such report;
2.	To amend and restate Part II, Item 9A, “Controls and Procedures” to include Management’s Annual Report on Internal Control Over Financial Reporting as required by Item 308(a) of Regulation S-K.

Except as set forth above, the Amended 10-K is identical to the Original 10-K. The Amended 10-K does not reflect events occurring after the filing of the Original 10-K and no attempt has been made in the Amended 10-K to modify or update other disclosures as presented in the Original 10-K. Accordingly, this Amended 10-K should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original 10-K. Additionally, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has attached to the Amended 10-K updated certifications executed as of the date of the Amended 10-K by the Company’s chief executive officer and chief financial officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1, 31.2, 32.1, and 32.2 to the Amended 10-K.

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

Dividends

We have not paid any cash dividends to shareholders.  The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic condit1ions, and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

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

Net cash provided by financing activities totaled $944 and $10,900 for the years ended September 30, 2013 and 2012, and $46,644 for the period from December 17, 2009 (Inception) to September 30, 2013. These amounts consist principally of cash received from the sale of common stock and advances from our officer.

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

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013. Based on that assessment, our Chief Executive Officer and Chief Financial Officer have determined and concluded that, as of September 30, 2013, the Company’s internal control over financial reporting were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of September 30, 2013, the Company determined that the following items constituted a material weakness:

•	The Company does not have an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function;
•	The Company’s accounting department, which consists of a limited number of personnel, does not provide adequate segregation of duties; and
•	The Company does not have effective controls over period end financial disclosure and reporting processes.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the permanent exemption of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Hengyi International Industries Group Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Hengyi International Industries Group Inc. (a Development Stage Company) (the “Company”) as of September 30, 2013 and the related statement of operations, changes in stockholders’ deficiency and cash flow for the year ended September 30, 2013, and for the period from December 17, 2009 (date of inception) through September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements of the Company for the period December 17, 2009 (date of inception) to September 30, 2012 were audited by the Company’s predecessor auditor, Kingery & Crouse PA (the “Former Auditors”). The cumulative statements of operations, changes in stockholders’ deficit and cash flows for the period from December 17, 2009 (date of inception) to September 30, 2013 include amounts for the period December 17, 2009 (date of inception) to September 30, 2012. Our opinion, insofar as it relates to the amounts included for the period December 17, 2009 (date of inception) to September 30, 2012, is based solely on the report of the Former Auditors. The Former Auditors’ reports, dated various dates, expressed unqualified opinions and included explanatory paragraphs describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The Former Auditors reports have been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the reports of other auditors. The financial statements for the period from December 17, 2009 (date of inception) to September 30, 2012 reflect a development stage net loss.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and the results of its operations and its cash flow for the year ended September 30, 2013, and for the period December 17, 2009 (date of inception) to September 30, 2013, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred significant losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 5 to the financial statements. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

	For the Year Ended September 30,
	2013	2012
Expected income tax recovery (expense) at the statutory rate of 34%	$(7,300)	$(12,000)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	—	—
Change in valuation allowance	7,300	12,000
Provision for income taxes	$—	$—

The components of deferred income taxes are as follow:

	For the Year Ended September 30,
	2013	2012
Deferred income tax asset:
Net operating loss carry forwards	$16,500	$9,200
Valuation allowance	(16,500)	(9,200)
Deferred income taxes	$—	$—

As of September 30, 2013, the Company has a net operating loss carryforward for tax purposes of approximately $55,000 available to offset future taxable income through 2032. The principal difference between the NOL for book purposes and tax purposes results from accrued officer salaries contributed to capital and common shares issued for services. The increases in the valuation allowance at September 30, 2013 and 2012 were $7,300 and $12,000, respectively. The utilization of the Company’s NOL may be limited because of a possible change in ownership as defined under Section 382 of Internal Revenue Code. Such change in ownership, for purposes of utilization of the Company’s NOL’s under Section 382, may have occurred with the change of company ownership that occurred on February 22, 2013.

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

Date: February 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

SIGNATURE	TITLE	DATE
/s/ Yijun Hu	Chief Executive Officer	February 14, 2014
Yijun Hu

/s/ Ning Li	Chief Financial Officer	February 14, 2014
Ning Li