Form 10-Q
period 2013-12-31
Hengyi International Industries Group Inc.
filed 2014-02-14
CIK 1504912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

N/A
Former name or former address, if changed since last report.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☑  No☐

As of February 13, 2014, the issuer had 10,193,000 outstanding shares of Common Stock.

Form 10-Q

December 31, 2013

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Condensed Financial Statements
	Balance Sheets	3
	Statements of Operations	4
	Statements of Cash Flows	5
	Notes to the Financial Statements	6-8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4T	Controls and Procedures	11-12
	PART II
Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Removed and Reserved	12
Item 5.	Other Information	12
Item 6.	Exhibits	13
	SIGNATURES	13

PART I.

ITEM 1. FINANCIAL INFORMATION

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.
(a development stage company)
BALANCE SHEETS

	December 31,	September 30,
	2013	2013
	(Unaudited)
ASSETS
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	-	12,507
Loan from Related Party	25,532	-
Total Current Liabilities	25,532	12,507
STOCKHOLDERS' DEFICIT
Common Stock - Par Value $0.001; Authorized: 75,000,000; Shares Issued and Outstanding: 10,193,000 Shares by December 31 and September 30, 2013	10,193	10,193
Additional Paid-In Capital	110,866	110,866
Deficit Accumulated During the Development Stage	(146,591)	(133,566)
Total Stockholders' Deficit	(25,532)	(12,507)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-
The accompanying notes are an integral part of these condensed financial statements

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.
(a development stage company)
STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2013 and 2012, and
Inception (December 17, 2009) through December 31, 2013
(Unaudited)

	Three Months Ended December 31,		Inception to
	2013	2012	December 31,
			2013

OPERATING EXPENSES:

GENERAL AND ADMINISTRATIVE EXPENSES	$13,025	$9,030	$146,591

LOSS BEFORE INCOME TAXES	(13,025)	(9,030)	(146,591)

INCOME TAXES	-	-	-

NET LOSS	$(13,025)	$(9,030)	$(146,591)

Net Loss Per Common Share, Basic & Diluted	$-	$-	-

Weighted Common Shares Outstanding, Basic & Diluted	10,193,000	10,193,000

The accompanying notes are an integral part of these condensed financial statements.

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2013 and 2012, and
Inception (December 17, 2009) through December 31, 2013
(Unaudited)

	Three Months Ended December 31,		Inception to
	2013	2012	December 31,
			2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,025)	$(9,030)	$(146,591)
Increase in deposits	-	-	(797)
Common shares issued for services	-	-	1,000
Increase (decrease) in accounts payable and accrued expenses	(12,507)	2,000	3,000
Increase in accounts payable and accrued expenses - officer	-	6,000	71,212
Total adjustments to net income	(12,507)	8,000	74,415
Net cash used in operating activities	(25,532)	(1,030)	(72,176)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by (used in) investing activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Officer loans	25,532	1,000	43,932
Common shares issued for cash	-	-	28,300
Contribution of capital	-	-	(56)
Net cash provided by financing activities	25,532	1,000	72,176
Net decrease in cash	-	(30)	-
Cash – beginning of period	-	86	-
Cash – end of period	$-	$56	$-
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Deposits and accounts payable forgiven by former principal stockholder	$-	$-	$91,759

The accompanying notes are an integral part of these condensed financial statements.

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(UNAUDITED)

Note 1 – Organization, Business and Operations

Hengyi International Industries Group Inc. (f/k/a Lyons Liquors, Inc.) (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on December 17, 2009 under the name Lyons Liquors, Inc. On March 21, 2013, the Articles of Incorporation were amended to change the name of the corporation to Hengyi International Industries Group Inc. The Company intends to seek business opportunities such as a merger, acquisition or other business transaction that will cause the Company to have business operations in the current fiscal year.  The Company anticipates that any cash requirements it may have over the next twelve months will be funded by its principal stockholders.  These fees are believed to be immaterial.

On February 22, 2013, Shefali Vibhakar, the then Chief Executive Officer, Chief Financial Officer, sole Director of the Company, and then owner of 10,000,000 shares of the Company’s common stock, representing approximately 98.10% of its outstanding shares, sold an aggregate of 9,883,105 of those shares, representing approximately 96.96% of the outstanding shares of common stock, to various buyers. One of the buyers, Saverio Holdings Limited (“Saverio”) obtained 9,783,105 sharesof the Company’s common stock from Mr. Vibhakar. Mr. Yijun Hu is the sole director of Saverio and was appointed as the Company’s Chairman and Chief Executive Officer.

As a development stage enterprise, the Company discloses the retained earnings or deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. Until a Business Combination is completed, the Company's current directors and officers anticipate funding the Company's operating costs. There is no assurance that the Company will be able to successfully complete a Business Combination.

Note 2 – Development Stage Company

The Company has not generated significant revenues to date; accordingly, the Company is considered a development stage enterprise as defined in ASC 915, “Accounting and Reporting for Development Stage Companies.” The Company is subject to a number of risks similar to those of other companies in an early stage of development.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company is in the development stage and has experienced a loss from operations as a result of the costs of maintaining in business as a public company. The Company has had no revenues and has incurred net losses through December 31, 2013, aggregating $146,591. In addition, the Company’s working capital is a deficit of $25,532 and it has negative stockholders’ equity of $25,532 at December 31, 2013.

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

Interim Financial Statements

These unaudited financial statements as of and for the three months ended December 31, 2013 and 2012, and for the period from December 17, 2009 (Inception) to December 31, 2013, reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the years ended September 30, 2013 and 2012 included in the Company’s Form 10-K filed with the United States Securities and Exchange Commission on December 27, 2013. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended December 31, 2013 are not necessarily indicative of results for the entire year ending September 30, 2014.

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

Income Taxes

The Company accounts for income taxes under the provisions of Section 740-10-30 of the FASB Accounting Standards Codification, which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. The Company did not have any deferred tax assets or liabilities as of December 31 and September 30, 2013.

Basic and Diluted Loss per Share

The Company calculates net income (loss) per share as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, "Earnings per Share." Basic earnings (losses) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (losses) per share are computed based on the assumption that any dilutive options or warrants were converted or exercised. Dilution is computed by applying the treasury stock method.  Under this method, the Company’s outstanding stock warrants are assumed to be exercised, and funds thus obtained are assumed to be used to purchase common stock at the average market price during the period.  There were no dilutive instruments outstanding during the three month periods ended December 31, 2013 and 2012.

Related Party

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management, and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to the related party.

Recent Accounting Pronouncement

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 4 – Loan from Related Party

The officer and director of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, the officer and director of the Company may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

From time to time, the Company's Chief Executive Officer, Mr. Yijun Hu, advanced funds to the Company for working capital purposes. These advances are non-interest bearing, unsecured and payable on demand. At December 31 and September 30, 2013, the Company's loan from related party balance amounted to $25,532 and $0, respectively.

Note 5 – Stockholders’ Deficiency

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

On February 22, 2013, Shefali Vibhakar, the then Chief Executive Officer, Chief Financial Officer, sole Director of the Company, and the owner of 10,000,000 shares of the Company’s common stock, representing approximately 98.10% of the Company’s outstanding shares, sold an aggregate of 9,883,105 of those shares, representing approximately 96.96% of outstanding shares of common stock, to various buyers. Saverio Holdings Limited (“Saverio”), one of the buyers, obtained 9,783,105 shares of the 9,883,105 shares. Mr. Yijun Hu is the sole director of Saverio and was appointed as the Company’s Chairman and Chief Executive Officer.

Note 6 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $146,591 and a working capital and shareholder deficit of $25,532 and has no revenue generating operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

The following discussion of our financial condition and results of the operation should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Quarterly report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

We are a development stage company looking to enter the service industry, specifically we intend to acquire branded franchise hotels, such as multi-functional five-star franchised business hotels. We have not yet commenced operations and currently are in the process of developing a business and marketing plan for capital formation. Once we have raised sufficient capital we will begin our operations. However, there is no guarantee that we will be successful in raising the required capital. If we are not successful at raising any capital we may have to change our business plan to a more suitable business and industry sector to be able to raise capital or commence operations. Some possible options include such sectors as Technology, Clean Energy and Software Development. However, there can be no assurance that the raising of future equity or change in business sectors will be successful and that the Company’s anticipated financing will be available in the future, at terms satisfactory to the Company. Failure to achieve the equity and financing at satisfactory terms and amounts could have a material adverse effect on the Company’s ability to continue as a going concern.

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

Results of Operations

Results of Operations for the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012.

We had revenues of $0 for the three months ended December 31, 2013, which was unchanged from our revenue of $0 for the three months ended December 31, 2012.  Our cost of goods sold and gross profits were $0 in both periods as well.

Our expenses of $13,025 in the first quarter of fiscal 2014 and $9,030 in the same period of fiscal 2013 consisted of general and administrative expenses, and principally professional fees.

Our net loss for the three months ended December 31, 2013 was $13,025, which was an increase of $3,995 from our net loss of $9,030 in the three month period ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $0 as compared to cash of $0 as of September 30, 2013. Net cash used in operating activities totaled $0 for the three months ended December 31, 2013.

Net cash used in operating activities totaled $72,176 for the period from December 17, 2009 (Inception) to December 31, 2013. Net cash provided by financing activities totaled $72,176 for the period from December 17, 2009 (Inception) to December 31, 2013.

In order for us to execute our business plan we will need to raise funds in debt or equity. The funds are needed for deposits, acquisitions, sales and marketing and working capital. There can be no assurance that we will be able to raise the funds needed to execute our business plan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our President, Chief Executive Officer, Chief Financial Officer and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer, Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. This is because of our limited operations and lack of employees, therefore we lack any segregation of duties and responsibilities. We intend to add additional employees as needed and as our operations expand of which there can be no assurance. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended December 31, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS.

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. REMOVED AND RESERVED.

None

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive officer required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial officer required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	Interactive data files formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.*

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

HENGYI INTERNATIONAL INDUSTRIES GROUP INC.
February 14, 2014	/s/ Yijun Hu
Chief Executive Officer and Director
February 14, 2014	/s/ Li Ning
Chief Financial Officer and Director